Form 10QSB
period 2008-03-31
EAST FORK BIODIESEL, LLC
filed 2008-05-15
CIK 1424804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

(Exact name of registrant as specified in its charter)

Iowa	20-4195009
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

2108 140th Avenue, P.O. Box 21

Algona, IA 50511

(Address of principal executive offices)

(515) 395-8888

(Registrant’s Telephone Number)

Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days.  Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2008, there were 49,159 membership units issued.

Transitional Small Business Disclosure Format (Check one): Yes ☐	No ☒

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Unaudited Balance Sheets
	March 31,	September 30,
Assets (Note 3)	2008	2007
Current Assets:
Cash and cash equivalents	$500,317	$168,926
Due from broker	9,304	1,190,558
Accounts Receivable	485,596	—
Federal Incentive Receivable	990,758	—
Inventory	156,676	—
Prepaid expenses	87,210	48,905
	2,229,861	1,408,389
Property and Equipment:
Land	539,291	539,291
Construction in progress	—	55,784,680
Plant and processing equipment	59,415,991	—
Office building, furniture and fixtures	489,154	56,920
	60,444,436	56,380,891
Accumulated depreciation	1,297,723	10,209
	59,146,713	56,370,682

Other Assets:
Restricted cash in escrow	552,589	718,550
Deferred financing costs, net of accumulated amortization	343,834	377,637
	896,423	1,096,187
	$62,272,997	$58,875,258

Liabilities and Members’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 3)	$18,190,024	$10,322,010
Accounts payable and accrued expenses	580,165	200,898
Derivative instruments	—	517,724
Construction payable, including $150,000 of retainage (Note 6)	4,499,378	6,283,239
Total current liabilities	23,269,567	17,323,871

Commitments (Notes 6, 7 and 8)

Members’ Equity (Note 2):
Member contributions, net of issuance costs, units
outstanding of 47,159	42,115,810	42,094,543
Membership units subscription receivable	—	(135,000)
Deficit accumulated during the development stage	(3,112,380)	(408,156)
	39,003,430	41,551,387
	$62,272,997	$58,875,258

See Notes to Unaudited Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Unaudited Statements of Operations

					January 5, 2006
	Three Months Ended		Six Months Ended		(Date of
	March 31,	March 31,	March 31,	March 31,	Inception) to
	2008	2007	2008	2007	March 31, 2008

Revenues
Sales	$3,586,171	$—	$3,586,171	$—	$3,586,171
Federal Incentives	990,758	—	990,758	—	990,758
	4,576,929	—	4,576,929	—	4,576,929

Expenses:
Cost of sales, including plant operating expenses	5,538,470	—	5,854,304	—	5,854,304
Consulting fees (Note 4)	—	69,200	—	78,800	257,359
General and administrative	477,073	133,521	684,704	222,820	1,375,361
	6,015,543	202,721	6,539,008	301,620	7,487,024

Loss before other income (expense)	(1,438,614)	(202,721)	(1,962,079)	(301,620)	(2,910,095)

Other income (expense):
Grants and other income	28,559	—	28,559	5,000	42,039
Interest income	11,243	660,438	25,247	1,022,405	1,275,793
Interest expense	(381,413)	—	(518,421)	—	(518,421)
Loss on sale contract	—	—	(158,000)	—	(158,000)
Loss on derivative instruments	(46,652)	—	(119,530)	—	(843,696)
	(388,263)	660,438	(742,145)	1,027,405	(202,285)
Net income (loss)	$(1,826,877)	$457,717	$(2,704,224)	$725,785	$(3,112,380)

Weighted average basic and diluted units outstanding	47,159	46,547	47,159	42,363	36,303

Net income (loss) per unit - basic and diluted	$(38.74)	$9.83	$(57.34)	$17.13	$(85.73)

See Notes to Unaudited Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Unaudited Statements of Members’ Equity

Balance, January 5, 2006 (date of inception)	$—
Issuance of 200 membership units at $250 per unit (Note 2)	50,000
Issuance of 1,553 membership units at $333 per unit (Note 2)	517,666
Issuance of 7,015 membership units at $500 per unit
in March 2006 (Note 2)	3,507,500
Member units earned for consulting services but not issued (Note 4)	50,000
Net loss	(318,069)
Balance, September 30, 2006	3,807,097
Issuance of 38,341 membership units at $1,000 per unit (Note 2)	38,341,000
Offering costs	(371,623)
Issuance of 50 member units for services	—
Membership units subscription receivable	(135,000)
Net loss	(90,087)
Balance, September 30, 2007	41,551,387
Collection of Unit Subscription Receivable	156,267
Net loss	(2,704,224)
Balance, March 31, 2008	$39,003,430

See Notes to Unaudited Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Unaudited Statements of Cash Flows
			January 5, 2006
	Six Months Ended		(Date of
	March 31	March 31	Inception) to
	2008	2007	March 31, 2008
Cash Flows from Operating Activities:
Net income (loss)	$(2,704,224)	$725,785	$(3,112,380)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	1,287,514	3,978	1,297,723
Amortization	22,537	—	22,537
Unrealized (gain) on derivative financial instruments	(517,724)	—	—
Member units earned for consulting services	—	—	50,000
Changes in working capital components:
(Increase) in receivables	(1,476,354)	—	(1,476,354)
(Increase) in inventories	(156,676)	—	(156,676)
(Increase) decrease in due from broker	1,181,254	—	(9,304)
(Increase) in prepaid expenses	(38,305)	(58,758)	(87,210)
Increase (decrease) in accounts payable and accrued expenses	432,328	(15,905)	580,165
Net cash provided by (used in) operating activities	(1,969,650)	655,100	(2,891,499)

Cash Flows from Investing Activities:
Purchase and construction of property and equipment,
net of sales tax refund	(5,889,201)	(14,331,580)	(55,917,292)
(Increase) decrease in restricted cash in escrow, net	165,961	(435,606)	(552,589)
Net cash used in investing activities	(5,723,240)	(14,767,186)	(56,469,881)

Cash Flows from Financing Activities:
Issuance of membership units	—	37,967,000	42,281,166
Collection of Membership Unit Subscription Receivable	156,267	—	156,267
Payments of offering costs	—	(106,747)	(371,623)
Payments of financing costs	—	(303,780)	(394,137)
Payments of long-term debt	(10,000)	—	(10,000)
Proceeds from long-term borrowings	7,878,014	—	18,200,024
Net cash provided by financing activities	8,024,281	37,556,473	59,861,697

Net increase in cash and cash equivalents	331,391	23,444,387	500,317

Cash and cash equivalents:
Beginning	168,926	471,529	—
Ending	$500,317	$23,915,916	$500,317

Supplemental Disclosure of Cash Flow Information,
cash payments for interest, net of amount capitalized	$397,243	$—	$397,243

Supplemental Disclosures of Noncash Operating and Financing Activities:
Construction in progress included in accounts and construction payable	$4,499,378	$8,183,136	$4,499,378
Amortized financing costs included in construction in process	11,266	—	27,766

See Notes to Unaudited Financial Statements.

East Fork Biodiesel, LLC

(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1.	Nature of Business, Basis of Presentation and Significant Accounting Policies

Nature of business:

East Fork Biodiesel, LLC (the Company), located in Algona, Iowa, was formed on January 5, 2006 to pool investors to build a 60 million gallon annual production biodiesel manufacturing plant. The Company is in the development stage, devoting substantially all of its efforts to establishing a new business. However, because of continuing adverse economic conditions explained below, the Company's planned principal operation of its plant has not commenced. The plant was substantially complete and started production on December 5, 2007 to verify the production capabilities of the new plant. In December the plant produced in the aggregate approximately 1.1 million gallons of biodiesel and glycerin and then shut down due to the current adverse market conditions (See Note 8).

Basis of presentation:

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2007 included in Amendment No. 3 to the Company’s Registration Statement on Form 10. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal recurring accruals) that we consider necessary to present fairly the Company’s results of operations, financial position and cash flows. The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

Significant accounting policies:

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of credit risk: The Company’s cash balances are maintained in bank deposit accounts which at times may exceed federally insured limits.

Cash and cash equivalents: The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts receivable: Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and, therefore, there is no allowance as of March 31, 2008.

East Fork Biodiesel, LLC

(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1.	Nature of Business, Basis of Presentation and Significant Accounting Policies (Continued)

Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company had no receivables accruing interest as of March 31, 2008.

Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following as of March  31, 2008:

Raw material	$88,642
Finished goods	68,034
$156,676

Property and equipment: Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years

Plant and process equipment	15 - 20
Office building	20
Office equipment	3 - 7
Other equipment	3 - 7

Maintenance and repairs are expensed as incurred and major improvements and betterments are capitalized. As of March 31, 2008 the Company has capitalized $345,416 of interest and financing costs in construction in progress.

Restricted cash in escrow: As of March 31, 2008 the Company had an agreement with a natural gas company that requires a restricted escrow balance of $552,589 consisting of a $45,589 deposit and $507,000 to cover storage transportation and/or construction of the town border station. Under the terms of the agreement the escrow will be released at the discretion of the natural gas company but no less than 1/15 of the total deposit annually beginning on October 1, 2008.

Offering costs: The Company classifies all costs directly related to raising capital as deferred offering costs until the capital is raised, at which point the costs are reclassified as an offset to equity as issuance costs. Offering costs of $371,623, including amounts incurred during the six months ended March 31, 2007, were offset against equity during the year ended September 30, 2007.

Deferred financing costs: Expenditures directly related to securing long-term financing are recorded as a deferred cost on the balance sheet. These costs are being amortized using the effective interest method over the term of the credit agreement. During the six months ended March 31, 2008 and the period from inception to March 31, 2008, the Company amortized $11,266 and $27,766, respectively, of these costs to construction in progress.

East Fork Biodiesel, LLC

(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1.	Nature of Business, Basis of Presentation and Significant Accounting Policies (Continued)

Derivative instruments: The Company has entered into derivative contracts to hedge its exposure to price risk related to forecasted soybean oil purchases and forecasted biodiesel sales. These derivative contracts are accounted for under Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction.

Although the Company believes its derivative positions are economic hedges, none have been designated as hedges for accounting purposes. Therefore, derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in the statement of operations. The Company recognized a net loss of $46,652 and $119,530, respectively, during the three and six month periods ended March 31, 2008. There was no derivative activity in the period ended March 31, 2007.

Revenue recognition: Revenue from the production of biodiesel and related products is recorded upon transfer of the risks and rewards of ownership and delivery to customers and the selling price is fixed and determinable. Revenue from federal incentive programs is recorded when the Company has sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that the Company will receive full allocation and payment due under the federal incentive program, it derives an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program. The estimate is subject to change as management becomes aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs. Interest income is recognized as earned.

Shipping and handling costs: Shipping and handling costs are expensed as incurred and are included in the cost of sales.

Income taxes: The Company is organized as a limited liability company which is accounted for like a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, the Company's earnings and losses are included in the income tax returns of its members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.

Income (loss) per unit: Income (loss) per unit has been computed on the basis of the weighted average number of units outstanding during each period presented.

Organizational and start-up costs: The Company expenses all organizational and start-up costs as incurred.

East Fork Biodiesel, LLC

(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1.	Nature of Business, Basis of Presentation and Significant Accounting Policies (Continued)

Fair value of financial instruments: The estimated fair value of financial instruments was determined by reference to various market data and other valuation techniques as appropriate. The carrying amounts of cash and cash equivalents, due from broker, restricted cash in escrow, accounts payable and accrued expenses approximate fair value because of the short maturity of these financial instruments. The carrying value of the debt also approximates fair value as the interest rate reprices when market interest rates change. The fair values of the derivative instruments are based on quoted prices in active exchange-traded or over-the-counter markets.

Note 2.	Members' Equity

The Company was formed on January 5, 2006 to have a perpetual life. The Company has one class of membership units with each unit representing a pro rata ownership interest in the Company’s capital, profits, losses and distributions. Income and losses are allocated to all members in proportion to units held.

The Company was initially capitalized by founding members who contributed a total of $50,000 in exchange for 200 units at $250 per unit. Subsequently, a total of 1,553 units valued at approximately $333 per unit for a total of $517,666 were issued to three of the founding members and nineteen additional members. The Company was further capitalized by additional seed capital members who contributed an aggregate of $3,507,500 in exchange for 7,015 units at $500 per unit. These units were issued under a private placement memorandum in which the Company offered a maximum of 10,000 units at an offering price of $500 per unit for a total offering of $5,000,000. On March 31, 2006 the private placement memorandum for the seed capital offering was closed and the seed capital subscription agreements were accepted and approved.

On June 22, 2006, the Company issued an Iowa registered offering of membership units which was amended to increase the offering size on September 7, 2006. The intrastate offering was set for a minimum of 31,000 membership units up to a maximum of 40,000 units for sale at $1,000 per unit, for a minimum offering amount of $31,000,000 and a maximum offering amount of $40,000,000. The minimum purchase requirements were 10 units for a minimum investment of $10,000. On October 16, 2006 the Company accepted 34,294 units at $1,000 per unit. There were six additional closings occurring on various dates between November 20, 2006 and June 15, 2007 in which an additional 4,047 units were accepted at $1,000 per unit.

East Fork Biodiesel, LLC

(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 3.	Long-Term Debt

On January 30, 2007, the Company entered into a $36,500,000 Master Loan Agreement (credit agreement) consisting of a $12,000,000 revolving-term loan and a $24,500,000 construction-term loan was used for working capital and to complete the biodiesel project. The construction-term loan consists of two phases: a “start-up phase” during which the Company makes periodic requests for fund advances to meet construction obligations and at the completion of construction and payment of construction costs, a "term loan phase" where the loan will convert to a “senior debt instrument”. The construction loan is secured by substantially all the assets of the Company and is payable in quarterly installments of $912,500 beginning on May 20, 2008. The revolving term loan may be drawn down and repaid from time to time during the term of the credit agreement, but the availability will be reduced by $2,000,000 semi-annually beginning on November 1, 2015. The credit agreement also provides for a special annual payment equal to 75% of “free cash flow” as defined in the agreement, limited to a total payment $2,000,000 annually and $7,000,000 in aggregate, provided that the payment does not result in a covenant default. At March 31, 2008 $260,378 was outstanding under the revolving-term loan credit agreement and $17,539,646 was outstanding under the construction-term loan credit agreement.

The Company shall select one or more of the following interest rate options under the credit agreement:

Agent base rate: A variable interest rate equal to the rate established by the Agent plus three-quarters of one percent (0.75%) per annum.

Quoted rate: A fixed rate per annum to be quoted by the Agent in its sole discretion in each instance.

LIBOR: A fixed rate per annum equal to London Inter Bank Offered Rate at the date selected plus 3.25%.

Interest shall be calculated by multiplying the actual number of days elapsed in the period for which interest is being calculated based on a 360-day year.

At March 31, 2008 all borrowings were at the Agent Base Rate option, 6.00%.

The loans are subject to affirmative and negative covenants outlined in the credit agreement. Significant covenants are as follows:

Working capital: Company will have at the end of each period for which financial statements are required an excess of current assets over current liabilities of not less than $11.0 million at the earlier of start-up or December 16, 2007. The Company was not in compliance with this covenant as of March 31, 2008.

Debt service coverage ratio: Company will have at the end of each fiscal year effective with fiscal year ending September 30, 2008, a debt service coverage ratio for the year of not less than 1.25:1.00.

Net worth: Prior to the initial loan advance, the Company must secure evidence of funding from invested equity capital of not less than $41,075,000. Thereafter, the Company is continuously required to maintain a net worth of not less than $39,500,000, increasing to $41,075,000 effective at fiscal year ending 2008 and continuously thereafter. The Company was not in compliance with this covenant as of March 31, 2008.

East Fork Biodiesel, LLC

(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 3.	Long-Term Debt (Continued)

Capital expenditures: During any fiscal year of the Company after operations have commenced, the Company will not, without prior consent of the lender, expend more than $500,000 on capitalized expenditures.

The credit agreement also provides for an event of default if the lender determines that there has been a material adverse change in the Company’s financial condition, results of operations, or ability to perform its obligations under the agreement. In November 2007 the Company was informed by its lender that its credit agreement is considered to be a distressed loan subject to restructuring. As a result, all of the debt has been classified as current in the financial statements.

In June 2006, the Company entered into a financial assistance contract with the Iowa Department of Economic Development whereby the Company was awarded a $100,000 forgivable loan and a $300,000 non-interest bearing loan. The Company is obligated to create 36 full-time equivalent jobs, with 30 of the created jobs having starting wages, including benefits, that meet or exceed $16.09 per hour with an average rate per hour including benefits of $19.47. The Company was also required to execute promissory notes which outline the repayment obligations and terms and conditions of each loan. As of March 31, 2008, $390,000 was outstanding. The agreement provides for a monthly principal payment of $5,000 per month.

Note 4.	Related Party Transactions

The Company paid a consulting company owned by a member for project coordination, administration and consulting services, under the terms of an unwritten, month-to-month consulting arrangement. The member is also the President and Chairman of the Board of Directors. From inception through March 31, 2008, the Company had incurred consulting charges of approximately $72,300 under this agreement. No costs were incurred under the agreement during the three months and six months ending March 31, 2008. For the three and six months ending March 31, 2007, $66,000 was incurred under the agreement.

In March 2006, the Company entered into a consulting agreement with an entity, owned by a member of the Company, to serve as the Company’s project consultant. The fee for the services was $3,200 per month, plus bonuses for reaching certain milestones relative to the signing of the contract, completion of the business plan, loan commitment, loan closing and the starting of the equity offering. The consulting agreement ended in 2007. Since inception, the Company incurred consulting charges totaling $225,059 under the agreement. The total included $50,000 of services exchanged for 50 units issued to the consulting company and $40,000 of fees that were capitalized as deferred financing costs. During the three months ended March 31, 2008 and 2007 the consulting expense under the contract was none and $3,200, respectively. During the six months ended March 31, 2008 and 2007 the consulting expense under the contract was none and $12,800, respectively.

East Fork Biodiesel, LLC

(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 5.	Benefit Plans

On September 17, 2007 the Company adopted a 2007 Unit Appreciation Plan whereby a committee of the Board of Directors can identify certain board members and employees to receive awards under the plan in the form of unit appreciation rights. The rights vest over a four year period and provide for a cash payment equal to the increase in the fair market value of the units since the grant date. The awards are payable at the later of the recipient attaining age 65 or the recipient’s termination date. The plan also provides for a single lump sum payment in the event of disability, death or a change in control. On September 18, 2007, five units were issued under the plan for which the expense was insignificant.

On September 30, 2007 the Company also adopted a nonqualified deferred compensation plan for its directors whereby they may elect to defer payment a portion of their director fees.

Note 6.	Commitments and Contingencies

The Company is party to a design-build agreement with REG Construction & Technology Group, LLC, formerly known as, REG Construction Services, LLC, for construction of the biodiesel plant for $57,238,000 due in monthly progress payments. The agreement provides for a 5% retainage to be withheld from each invoice. As of December 31, 2007 the contract was increased by $1,390,095 of change orders and the Company had made payments totaling $54,128,177 to the contractor. The total remaining commitments are expected to be paid in 2008. (See Note 8.)

On December 15, 2006 the Company entered into two put option agreements whereby the sellers can require the Company to purchase property adjacent to the plant. One agreement provides for a purchase price of $120,750 plus 105% of the cost of any improvements or additions made to the property prior to the exercise of the option and the other provides for a purchase price of $236,250. The options expire two years after the announced date of operation of the biodiesel facility. If the options expire unexercised they will become effective again upon the expansion of 25% of the initial capacity of the plant or upon the construction or operation of any new separate facility. The Company paid $5,000 for each option and believes that the purchase price approximated the fair market values of the property at the dates of the agreements.

In May 2006, the Company entered into an option agreement which it subsequently exercised to purchase its current property. Part of the agreement also provided the Company the option to purchase additional adjacent land for $12,500 per acre in ten acre increments. The option covers approximately 44 acres and will expire in May 2011.

In September 2006, the Company executed an agreement with a natural gas company to provide the natural gas required by the Company for a period commencing on August 1, 2007 and continuing for a period of fifteen years. The contract was amended in October 2006 to delay the start date until November 1, 2007. The Company will pay a monthly delivery charge plus the applicable maximum rates and surcharges under the applicable rate schedule on file with the Iowa Commerce Commission for the gas that it uses. The contract reserves pipeline capacity of 984 dekatherms/day, at a cost of approximately $15,000 per month. The Company has hired a broker to market the excess pipeline capacity.

East Fork Biodiesel, LLC

(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 7.	Major Customer

On September 26, 2006, the Company entered into a Management and Operational Services Agreement (management agreement) with Renewable Energy Group, LLC. Under the management agreement Renewable Energy Group will place the general and operations managers, acquire feedstocks and basic chemicals necessary for the operation of the facility, and perform the administrative, sales and marketing functions for the Company. In exchange for these services, the Company has agreed to pay Renewable Energy Group a flat monthly fee ("flat fee") and a per-gallon rate fee ("rate fee"). For the first month in which the Company’s biodiesel is produced and sold, and for six months thereafter (the "initial period"), it will pay a flat fee of $112,500, plus a $0.0175 rate fee for each gallon of biodiesel produced. For the first month after the initial period the Company will pay a flat fee of $172,500, plus a $0.0175 rate fee for each gallon of biodiesel produced. The flat fee and rate fee are adjusted beginning in the month following the first anniversary of the Company’s producing biodiesel for sale and annually for such month thereafter according to a complex formula based on movement in the Consumer Price Index for All-Urban Consumers, U.S. City Average, All Items, published by the U.S. Department of Labor. In addition to the flat fee and monthly fee, the management agreement also provides for the payment to Renewable Energy Group of a yearly bonus equal to 6% of the Company’s net income. The management agreement has an initial term ending December 31, 2010 and it will continue thereafter unless either party gives written notice to the other of a proposed termination date at least twelve months in advance of the proposed termination date. On December 1, 2007, the Company and Renewable Energy Group amended the management agreement to reduce the monthly fee to the amount of the compensation costs (including benefits) of the General Manager and Operations Manager while the plant is idle. Sales of biodiesel and glycerin to Renewable Energy Group for the three and six month periods ended March 31, 2008 were $3,586,171. Expense incurred under the agreement was $58,574 during the three and six month periods ended March 31, 2008. The related accounts receivable from Renewable Energy Group as of March 31, 2008 were $479,017.

Note 8.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through March 31, 2008, the Company was in the development stage, has undertaken significant borrowings to finance the construction of its biodiesel plant and has experienced a significant increase in the cost of soybean oil which is currently the primary ingredient in the Company’s planned production of biodiesel. As a result of the high cost of soybean oil, the Company suspended plant operations in December 2007 after initial testing and production start-up. If the prices remain at the current levels, the Company can not produce its product at a profit. In November 2007, the Company was informed by its lender that its credit agreement is considered to be a distressed loan under which the lender is unwilling to make any further advances pending renegotiation and restructuring. In addition the credit agreement allows the lender to consider the Company in default of the credit agreement at any point for poor financial performance. If the credit agreement is not restructured or is considered to be in default, the lender has the option of accelerating the unpaid loan balance. These liquidity issues raise substantial doubt about whether the Company will continue as a going concern.

The Company has been in communication with its lender as to the steps it needs to take to resolve this situation, but there can be no assurance that the lender will continue to finance the Company. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the credit agreement covenants and the lender's willingness to waive any noncompliance, together with its ability to produce biodiesel at a profit.

As of March 31, 2008, Company was not in compliance with its covenant that it have at the end of each period for which financial statements are required an excess of current assets over current liabilities of not less than $11.0 million at the

East Fork Biodiesel, LLC

(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 8.	Going Concern (Continued)

earlier of start-up or December 16, 2007. Also, as of March 31, 2008, the Company was not in compliance with this covenant that, prior to the initial loan advance, it must (a) secure evidence of funding from invested equity capital of not less than $41,075,000, and (b) thereafter, continuously maintain a net worth of not less than $39,500,000, increasing to $41,075,000 effective at fiscal year ending 2008 and continuously thereafter. These conditions impose significant liquidity issues for the Company. In order to address these issues the Company has implemented or is exploring various alternatives including delaying regular plant operations until the prices stabilize, exploring partnerships with other entities, investigating the use of different oil sources, investigating alternative uses for the plant, negotiating with REG Construction & Technology Group, LLC to accept 2,000 membership units as payment for $2,000,000 due under the design-build agreement, obtaining additional financing or raising additional capital.

Note 9.	Subsequent Event

On May 1, 2008, $2,349,217 of the construction obligation was paid to REG Construction & Technology Group, LLC by a draw on the construction-term loan and $2,000,000 was paid through the issuance of 2,000 membership units to such entity.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

We are a development stage company, devoting substantially all of our efforts to establishing a new business. However, because of continuing adverse economic conditions explained below, our planned principal operation of our plant has not commenced. Our plant was substantially complete and we started production on December 5, 2007 to verify the production capabilities of our new plant and produced in the aggregate approximately 1.1 million gallons of biodiesel and glycerin. We have subsequently sold most of the test-phase inventory, and, for the three months ended March 31, 2008, sales of biodiesel and glycerin and federal incentives payments totaled approximately $4,576,929. Projected future sales of our remaining inventory are estimated to be approximately $70,000. However, in response to the continuing increase in the prices of our primary raw material, soybean oil, which is at or near record levels, coupled with the comparatively slower increases in diesel fuel prices, we believe then that it was not in our best interest to begin regular operation of our plant until economic conditions improve, nor have conditions improved to the point to allow us to begin our planned operation of our plant.

Our independent registered public accounting firm has raised doubts about our ability to continue as a going concern. See Note 8 in Item 1, “Financial Statements”, above.

Our Plan of Operation is provided in addition to the accompanying financial statements and notes to assist readers in understanding our financial condition and cash flows.

The various sections of this Plan of Operation contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations. However, there may be events in the future that we are not able to accurately predict and/or over which we have no control. The risk factors listed in Amendment No. 3 to our Registration Statement on Form 10 filed on April 29, 2008, other risk factors about which we may not be aware, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Plan of Operations

The prices of the various commodities we use to make biodiesel represent the majority of our production costs. Prices have risen dramatically – most notable is soybean oil and methanol (which is used to a much lesser degree than soybean oil). Since March 2007, soybean oil has increased from $0.30 per pound to over $0.62 per pound delivered to Algona in March 2008, an increase of more than 100%. Since March 2007, methanol has increased from $1.10 per gallon to $1.70 per gallon delivered to Algona on May 1, 2008, a 64% increase. The market price for biodiesel has increased but to a lesser degree than our commodity costs. Since March 2007, the market price for biodiesel has increased from $3.20 per gallon to over $4.20 per gallon in March 2008, a 38% increase. We cannot predict when refined soybean oil prices will allow us to operate the plant profitably, nor can we be assured at such time that the market price for biodiesel will allow us to operate the plant profitably. We estimate the lead time needed to restart our plant is six to eight weeks.

We have incurred an accumulated net loss of $3,112,380, from our inception in January 2006 through March 31, 2008. In the three months ended March 31, 2008 our loss was $1,826,877. The reasons for the increase in our loss during the three month period were due to the following:

•	Sales (and related federal incentives) for the quarter were $4,576,929, all of which relate to product that was produced in December 2007.

•

In December 2007, construction of our plant was completed and as a result we started to depreciate the assets and discontinued the capitalization of the construction period interest expense. Depreciation and interest expense for the 3 months ended March 31, 2008 were $964,212 and $381,413, respectively. We expect that monthly depreciation will be approximately $321,000 per month for the remainder of 2008.

•	General and administration expenses primarily consisted of professional fees incurred in connection with our registration statement on Form 10 and ongoing bank negotiations, payroll and insurance.
•

Since the majority of our invested cash had been used to finance the construction of the plant, interest income for the quarter was only $11,243. Since inception we have earned $1,275,793 of interest income. However, since the proceeds have been expended for plant construction, we anticipate 2008 interest income will be approximately $40,000.

•

We incurred an additional $46,652 loss on our derivative instruments. We have entered into derivative contracts to hedge our exposure to price risk related to forecasted soybean oil purchases and forecasted biodiesel sales. These derivative contracts are accounted for under Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a particular type of hedge.

Although we believe our derivative positions are economic hedges, none have been designated as hedges for accounting purposes. We record derivative positions on the balance sheet at their fair market value based on quoted market prices, with changes in fair value recognized in the statement of operations. All of the derivative positions were closed during the quarter and there was no open exposure as of March 31, 2008.

Debt Financing

On January 30, 2007, we entered into a $36,500,000 senior credit agreement (credit agreement) with Farm Credit Services of America, FLCA (Farm Credit) consisting of a $24,500,000 Construction Loan (construction loan) to complete the biodiesel project and a $12,000,000 Revolving Loan (revolving loan) to be used for working capital. We refer to the construction loan and revolving loan collectively as the loans.

Our credit agreement is secured by a mortgage and security agreement in favor of Farm Credit creating a first lien on substantially all of our assets, including our real estate, plant, all personal property located on our property and all revenues and income arising from the land, plant or personal property under the credit agreement. Through May 1, 2008, we have drawn $19,889,044 on our construction loan and $260,378 on our revolving loan. All of our interest payments to Farm Credit through May 1, 2008 are current.

The construction loan consisted of two phases: a “construction phase” during which we make periodic requests for fund advances to meet construction obligations and a “term loan debt phase.” The construction loan is payable in monthly interest payments and quarterly principal installments of $912,500 beginning on May 20, 2008. The credit agreement also provides for special annual payments, payable first on the construction loan and, when that is paid in full, on the revolving loan, equal to 75% of “free cash flow” (as defined in the credit agreement), limited to a total payment of $2,000,000 annually and $7,000,000 in aggregate, provided that the annual payment does not result in a covenant default.

The revolving loan is due in full on November 1, 2017, with monthly interest payments and with the maximum amount of the revolving loan being reduced by $2,000,000 semi-annually beginning on November 1, 2015.

The credit agreement contains customary affirmative and negative covenants for financing of its type. These covenants include, among others, interest rate, working capital, debt service coverage ratio, net worth, capital expenditure and dividend payment covenants consistent with our expected normal operations. Significant covenants are summarized below:

Interest rate: We may select one or more of the following interest rate options under the credit agreement:

•	Agent Base Rate: At a variable interest rate equal to the rate established by the Agent plus three-quarters of one percent (0.75%) per annum.
•	Quoted rate: At a fixed rate per annum to be quoted by our agent in its sole discretion in each instance.
•	LIBOR: At a fixed rate per annum equal to London Inter Bank Offered Rate at the date selected plus 3.25%.

During start-up, only the Agent Base Rate option will be available. At March 31, 2008 the rate was 6.0%.

Working capital: We must have at the end of each period for which financial statements are required an excess of current assets over current liabilities of not less than $11.0 million at the earlier of start-up or December 16, 2007.

Debt service coverage ratio: We will have at the end of each fiscal year effective with fiscal year-end 2008, a debt service coverage ratio for the year of not less than 1.25:1.00.

Net worth: Prior to the initial loan advance, we must provide evidence of funding from invested equity capital of not less than $41,075,000. Thereafter, we are continuously required to maintain a net worth of not less than $39,500,000, increasing to $41,075,000 effective at fiscal year ending in 2008 and continuously thereafter.

Capital expenditures: During any fiscal year of ours after operations have commenced, we will not, without Farm Credit’s prior consent, expend more than $500,000 on capitalized expenditures.

Dividend Restrictions: We may not declare or pay dividends, make distribution of assets to our members, or retire or otherwise acquire our membership units, except that in any fiscal year a distribution may be made to our members of up to 40% of the net profit for such fiscal year provided that we are then and will remain in compliance with all loan covenants, terms and conditions. Also, there is an opportunity, as limited by the terms of the credit agreement, to make distributions in excess of 40% of the net profit in years where a “free cash flow” payment has been made.

The credit agreement also permits Farm Credit to declare an event of default if it determines that there has been a material adverse change in our financial condition, results of operations or our ability to perform our obligations under the credit agreement.

We were notified by letter dated November 29, 2007 that Farm Credit determined our outstanding construction loan and revolving loan to be “distressed loans,” because of material adverse changes in the markets for soybean oil and soybean biodiesel which presently preclude profitable operation of our plant. As of May 1, 2008, Farm Credit had made available to us: (1) a $19,889,044 advance against the $24,500,000 maximum of our construction loan, and (2) $260,378 advance against the $12,000,000 maximum of our revolving loan.

As of March 31, 2008, Company was not in compliance with its covenant that it have at the end of each period for which financial statements are required an excess of current assets over current liabilities of not less than $11.0 million at the earlier of start-up or December 16, 2007. Also, as of March 31, 2008, the Company was not in compliance with this covenant that, prior to the initial loan advance, it must (a) secure evidence of funding from invested equity capital of not less than $41,075,000, and (b) thereafter, continuously maintain a net worth of not less than $39,500,000, increasing to $41,075,000 effective at fiscal year ending 2008 and continuously thereafter. These conditions impose significant liquidity issues for the Company.

Our intention prior to receipt of the November 29, 2007 letter from Farm Credit had been to draw the maximum amount of the construction loan, pay all remaining construction expenses, and have approximately $5,000,000 of available cash to fund, if needed, an extended shutdown of the plant pending changes in market conditions. Our intention had been to use the remaining unused revolving loan to fund purchases of soybean oil and other raw materials in any periods where the plant could operate profitably.

As a result of Farm Credit’s classification of our loans as “distressed loans”, Farm Credit has been unwilling to make further advances (except as provided under the Construction Payment Agreement discussed below) pending renegotiation of the terms of the loans both to restrict the amount of credit available to us and to make further credit advances subject to Farm Credit’s approval. Farm Credit is seeking to limit access to the construction loan to payment of the remaining construction bills without making a further advance of cash to us that we could use for the funding of shutdown expenses. Also, Farm Credit is seeking to impose further restrictions on advances under the revolving loan that would limit such advances to the sole discretion of Farm Credit.

We have been engaged in discussions and negotiations with Farm Credit since receipt of its November 29, 2007 “distressed loans” notification and have provided to Farm Credit our strategic plan. We are in continuing negotiations with Farm Credit regarding future loan advances and loan repayment terms that would allow us to successfully execute our strategic plan. To date our negotiations with Farm Credit have not yet resulted in a definitive agreement, and our negotiations continue. However, as more specifically described in the following paragraph, on May 1, 2008 we consummated the transactions contemplated by an Agreement regarding Payment for Construction (the Construction Payment Agreement) with REG Construction and & Technology Group, LLC, formerly known as REG Construction Services, LLC (REG Construction) and Farm Credit in which Farm Credit agreed to fund an additional $2,349,217 under the construction loan.

On March 24, 2008, REG Construction filed of record a mechanic’s lien against our biodiesel plant alleging an outstanding unpaid bill for construction at our plant under our Design-Build Agreement with REG Construction in the amount of $4,349,217. The Construction Payment Agreement provides for satisfaction of this mechanic’s lien through Farm Credit’s advance of $2,349,217 under the construction loan and through REG Ventures, LLC, an affiliate of REG Construction, acquiring 2,000 of our units, valued at $1,000 per unit, in lieu of cash payment of $2,000,000 for the construction services. REG Construction has received the $2,349,217 payment and the Company has issued 2,000 units to REG Ventures, LLC. There remains outstanding an additional $289,009 owing to REG Construction under the Design-Build Agreement. As part of this negotiated agreement, Farm Credit will advance $289,009 to us under the construction loan at such time as we request to be paid to REG Construction.

Strategic Plan

We have been reevaluating our business plan in response to the harsh financial environment, including consideration of the following initiatives to ensure our survival and eventual profitability:

•	production initiatives;
•	use of different oil sources and increasing the value of co-products;
•	partnerships with other entities;
•	alternative plant use; and
•	securing funds to cover expenses.

We believe the best long-range alternative is to secure feedstock for biodiesel plants that does not compete with food oils. We believed that soybean oil, although food oil, would provide a bridge to the non-food oils.

However, the recent high prices for soybean oil highlight the need for us to use non-food oil, which has become urgent under the current market conditions.

What follows is a summary of our strategic initiatives for the balance of 2008.

1.    Production Initiatives. Our goal is to operate profitably. This is a difficult proposition considering current and forecasted market conditions. Our decision to run the plant will be predicated on our ability to generate positive cash flow margins. We believe we can achieve that margin when the per gallon spread between biodiesel and soybean oil is $0.30 to $0.35. It is, however, difficult to lock in back-to-back margins in the spot market. Forward pricing is difficult to achieve. Based on recommendations from our consultant, Renewable Energy Group, we will attempt to capture margin opportunities. We will seek to lock in either soybean oil or biodiesel/heating oil opportunities when they present themselves. We plan to use cash contracts to lessen the capital constraints of option or futures positions when feasible.

We see indications that soybean oil market prices may offer an opportunity to operate our plant profitably sometime in the June 2008 to September 2008 time frame. Our belief is based on several factors that should increase the supply of soybeans and/or soybean oil to the market and relieve some of the pressure on the current near or record high prices for each commodity:

•

The Battle for Acres Fueling Today’s Higher Prices Should Subside. The number of United States acres planted for soybeans and alternative crops will be known in June 2008. This information should relieve the recent constant bidding of commodity prices higher that we have seen in the market. A relief in soybean prices should provide relief to soybean oil prices. Current USDA projections are that an additional 7.4 million acres of soybeans will be planted during Spring 2008.

•

South America Harvest. The total amount of soybean production from South America will be known in May of 2008, when the country’s soybean harvest is completed. There are indications from crop reporting services that the South American soybean harvest is large. Just removing the uncertainty of South America’s harvest should help relieve price pressure.

•

Lower Biodiesel Production from Soybean Oil. Based on our plant’s size and design, we believe that we are a very efficient plant. If it is difficult for a plant of our size to generate positive cash flow margins running soybean oil in the current environment, we do not believe that many other biodiesel plants are able to generate positive cash flow margins either. F.C. Stone, our commodity trader, believes that about 20% of the U.S. soybean oil produced in 2007 was used for biodiesel production. If most of this production is not running in today’s market, there should be a commensurate reduction in demand for soybean oil. The increase in soybean oil supply should lead to softer soybean oil prices.

•

Frequently, High Prices Cure High Prices. A commodity’s high price frequently causes users of that commodity to either find alternate lower cost products that can be substituted or encourage users to use less of the commodity. These actions lead to a lower demand for the commodity. Lower demand leads to lower prices. These actions are not instantaneous but occur over some period of time.

•

International Pricing Pressures. Recently, China announced efforts to curb higher soybean prices. China is the world’s largest importer of soybeans. China is known to be importing soy oil in connection with the Beijing 2008 Olympic Games (August 8-24, 2008). When that demand pressure is relieved, there should be lower international demand. The lower demand should lead to lower prices for soy oil.

Also, we believe that the recent trends for methanol and glycerin prices will improve the likelihood that we can operate our plant profitably.

•

Methanol. Methanol prices have more than doubled since mid-2007 as a result of a shortage of natural gas caused the world’s largest methanol producer to cut production. The high prices have caused some idled methanol plants to be brought back on stream to relieve the shortage.

Although contract quoted prices for methanol have been in the $2.60 per gallon range, recent spot prices have been as low as $2.05 per gallon. As of May 1, 2008, the market price for methanol has dropped to $1.70 per gallon. We expect further decreases in methanol prices to occur during the summer of 2008 and beyond as supply comes more into balance with demand. For us, this $0.90 price reduction in methanol represents a $0.09 lower production cost for every gallon of biodiesel we produce.

•

Glycerin. We produce about one pound of glycerin for each gallon of biodiesel. Glycerin prices have steadily climbed as export demand has increased. During the Summer of 2007, glycerin was selling for about $0.03 per pound. In February 2008, the market price of glycerin was $0.20 to $0.25 per pound. Our soy oil-based glycerin commands a higher price than animal fat generated glycerin. In May 2008, we expect to be able to sell glycerin for about $0.25 to $0.30 per pound. For comparison, we sold our soy-based glycerin produced during our December 2007 plant test phase at $0.30 per pound.

We cannot predict how commodity prices will fluctuate in the future.

During the period when the plant is idle, we will monitor monthly expenses to ensure they are consistent with our planned expenses.

We have shifted our focus to the initiatives discussed below, since the soy oil market may not give us the opportunity to generate positive cash flow margins in the short-term.

2.    Different Sources of Oil and Co-product Value Improvement. At our plant, we can process alternative feedstocks, such as corn oil and animal fats. Each of these feedstocks will need to be refined and will require additional capital investment to adapt our plant to utilize each alternative feedstock. We are uncertain about the amount of such investment and our ability to finance such additional investment given our current financial circumstances. We will monitor each of these alternatives and will act when they become profitable for us to run in our plant.

•

DDGS Corn Oil. The most promising economical alternative to soybean oil is corn oil extracted from dried distillers grains with solubles, known as DDGS. The cost saving over soybean oil could be as much as $0.25 per gallon. We believe that corn oil, extracted from DDGS from ethanol plants, is currently the closest oil to being economically available. Several companies are involved with this extraction, but large commercial quantities that could be run in our plant are expected to be 8 to 12 months away.

Our plant is located among many ethanol plants and more are planned. A 100 million gallon per year ethanol plant can produce about 7 to 10 milliongallons of extracted DDGS corn oil per year. We are working to define the best technology and cost to acquire it so that we can run this type of corn oil in our facility. Depending on the technology, it will take from 8 to 14 months to get the facilities installed. This should be about the time when DDGS corn oil becomes more available. Whether we will have the financial capability to acquire the necessary technology is uncertain. See “Debt Financing” herein above and “Available Cash and Cash Requirements” herein below.

•

Refined Palm Oil. Our plant can process refined palm oil. Under current market prices, the prices of refined palm oil delivered to our plant and refined soybean oil are essentially the same. Palm oil may become profitable for us to use if palm oil prices decline relative to soybean oil prices.

•

Animal Fat. We are exploring the feasibility of purchasing pretreated animal fat. Due to its higher gel point, biodiesel produced from animal fat or animal fat blends is currently selling at a discount to soy-based biodiesel. If we use pretreated animal fat, it will be as a blend to lower the over all cost of the soybean oil. There is currently a significant amount of volatility in both the animal fat discount and the cost of the inputs. However, to the extent that the cost savings exceed the discount in the sales price of the blended biodiesel, our gross margin would improve. We may be in a position to use this product in three to four months.

•

Algae Oil. We have been approached by a company with algae oil technology to provide algae oil as a feedstock for use at our plant. We have signed a letter of intent to purchase their algae oil when it is available. The cost reduction of algae oil over soybean oil is estimated to be 30%. However, availability may be a year or more away, according to knowledgeable estimates. We are also in contact with two other companies that are developing algae oil. We believe that the availability of commercial quantities of algae oil for our plant is about 8 to 12 months away, but we also know that at least one company announced that they have algae oil in production. Algae oil is a non-food oil and its per acre yield is much larger than that of soybean oil. Some reports indicate algae oil may yield between 7,500 to 15,000 gallons per acre compared to a yield of approximately 80 gallons per acre from soybeans. Some in the biodiesel industry view algae oil as the best source of oil. It can be produced in very large quantities, is economical to produce, is easy to grow, is renewable and it is a non-food oil.

•

Plant Modifications.Because the supply of pretreated fats and oils are limited, we are evaluating raising additional capital and modifying the plant so that it can run untreated fats and oils, such as the DDGS and animal fats discussed above. The modification could take the form of adding pretreating facilities or changing the catalyst used.

✓

Pretreating Facilities. There are three types of technologies that we could use to pretreat: mechanical extraction, acid extraction and esterification. These systems vary in cost from about $3,000,000 up to $10,000,000 for our plant. The esterification converts all of the free fatty acid (FFA) present in the raw feed, thereby allowing most of the feedstock purchased to be converted to biodiesel. For the others, the FFA is extracted and has to be sold at a low value.

✓

Catalyst Change. We are working with three companies that have technology that would allow us, with minor changes to our plant, to utilize a different catalyst that permits running untreated fats and oils. If we are able to use any of these technologies, we would not have to install the pretreatment facilities and could possibly gain reductions in the chemical cost of the materials used to produce biodiesel.

•

Improve Value of Co-Products. We are in discussions with a company whose technology may allow us to upgrade our co-product, glycerin, to higher value chemicals. If the technology proves out, we will first have the products made for us under a toll arrangement and will decide at a later date whether or not to bring that production in-house. Some of these higher value products are selling for more than $5.00 per pound compared to the approximate $0.30 per pound that we are currently receiving. These discussions are in a preliminary stage but we are actively investigating this technology.

3.    Explore Partnerships. We will attempt, through partnerships, to establish link to soybean oil, corn oil, algae oil or other feedstocks to provide better access to the raw materials we consume and to seek more stable pricing. These partnerships could be in one or more forms, including, but not limited to, merger, sale of our assets, sale of our membership interests or joint ventures. However, none of these initiatives has yet moved beyond a preliminary discussion stage.

4.    Alternative Use for Plant. We are exploring the possibility of using the plant to refine glycerin. These discussions are in the early stage. Also, we are exploring leasing our tanks to store crude soybean oil while our plant is idle.

A biodiesel plant is basically a soap-making plant except that steps have been taken to prevent soap formation. We could convert to the manufacture of soap and soap stock. We have not yet examined this alternative to know if it is a viable option.

Available Cash and Cash Requirements

As of April 30, 2008, we have current assets of approximately $1.8 million with which we can fund continued plant shutdown as well as required Farm Credit principal and interest payments through May 31, 2008. If Farm Credit would agree to deferral of the principal payment of $912,500 due May 20, 2008, we project that we could fund plant shutdown as well as Farm Credit interest payments until August 20, 2008, when another principal payment of $912,500 is due to Farm Credit. However, there is no assurance that Farm Credit will defer any principal payments.

If we are unable to reach mutually acceptable terms with Farm Credit regarding future credit availability and loan repayment terms, we will have to resort to one or more of the following:

•	find replacement lenders, the availability of which is uncertain in the current market conditions,
•	sell the plant and pay off the loans to Farm Credit,
•

raise additional funds from an investor or investors to pay Farm Credit, the availability of which is uncertain in the current market conditions and, depending on the circumstances, may result in additional dilution to our members,

•	sell our assets or merge with another entity, or
•	seek bankruptcy court relief including seeking court-mandated refinancing terms with Farm Credit.

Our preference and goal is to accomplish a mutually agreeable restructuring of our loans with Farm Credit and avoid resorting to bankruptcy court relief. To date our negotiations with Farm Credit have not resulted in any substantial progress, and we remain uncertain as to the likely outcome of our negotiations with Farm Credit. However, in the absence of terms and lending arrangements which would allow us to either operate the plant as market conditions permit or to shutdown the plant as market conditions require, we may be required to resort to bankruptcy court relief.

We cannot predict the outcome of our negotiations with Farm Credit.

Plant and Equipment

We do not expect to purchase any plant and significant equipment during the next 12 months, unless we are able to obtain additional capital. If additional capital is obtained, we would then adapt our plant to utilize an alternative feedstock. See “Strategic Plan” hereinabove. As discussed above, if we are unable to reach mutually acceptable terms with Farm Credit regarding future credit availability, then we may have to sell some or all of our plant and equipment.

Research and Development

We do not conduct any research and development activities associated with producing biodiesel or glycerin. However, as part of our strategic plan submitted to Farm Credit, we are investigating our ability to process different oils and our ability to make other uses of our plant.

As noted above, we believe a long-range alternative is to secure feedstock for biodiesel plants that does not compete with food oils. We believed that soybean oil, although a food oil, would provide a bridge to the non-food oils. However, the recent high prices for soybean oil highlight a need for us to use non-food oil, which has become urgent under the current environment.

We are seeking possible alternate sources of oil. We believe that DDGS corn oil extracted from DDGS by ethanol plants is currently the closest oil to being economically available. Several companies are involved with this extraction, but large commercial quantities that could be run in our plant are expected to be 8 to 12 months away. We are also in contact with two companies that are developing biodiesel based on algae oil. The availability of commercial quantities of algae oil is expected to be at least one to two years away.

Changes in Employment

We estimate that normal operation of a plant of our size would require 36 full-time employees. We believe five full-time employees, together with our General Manager and Operating Manager furnished under our Management Agreement, will be sufficient to maintain an idle plant staffed with a minimal crew to prevent damage to the plant and our business. When market conditions permit us to operate the plant profitably, we will need to staff with temporary workers furnished to us by Renewable Energy Group until we are able to hire the 36 full-time employees we estimate are needed for normal operation of our plant. For the two-month period needed to hire and train our own employees, we estimate the cost of these temporary workers will be approximately $50,000 less than the compensation and benefits of the payroll cost of 36 full-time employees, as we will not need all of the 36 positions to be filled for start-up and training. We estimate the lead time needed to restart our plant is six to eight weeks.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Based on management’s evaluation (with the participation of our principal executive officer, Mr. Kenneth Clark (PEO), and principal financial officer, Mr. Dale W. Mechler (PFO)), as of the end of the period covered by this report, our PEO and PFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls. Our management, including the PEO and PFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently subject to any material legal proceeding and no such proceedings by, or to the best of our knowledge, against us have been threatened, except that on March 28, 2008, we received notice of REG Construction’s mechanic’s lien filed of record on March 24, 2008 against our biodiesel plant alleging an outstanding unpaid bill for construction of our plant in the amount of $4,349,217. This mechanic’s lien was satisfied and released on May 1, 2008. See Item 5, “Other Information”, below.

As discussed above, we may face the need to seek bankruptcy court relief. Our preference and goal is to accomplish a mutually agreeable restructuring of our loans with Farm Credit and avoid resorting to bankruptcy court relief. See Item 2, “Management’s Discussion and Analysis or Plan of Operation”, above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Inapplicable.

Item 3.	Defaults Upon Senior Securities.

With respect to the Company’s material default and its indebtedness to Farm Credit and the nature of such default see Item 2, “Management’s Discussion and Analysis or Plan of Operation”, above.

Item 4.	Submission of Matters to a Vote of Security Holders.

Inapplicable.

Item 5.	Other Information.

On March 28, 2008, we received notice of REG Construction’s mechanic’s lien filed of record on March 24, 2008 against our biodiesel plant alleging an outstanding unpaid bill for construction of our plant under our Design-Build Agreement with REG Construction in the amount of $4,349,217.

We entered into the Construction Payment Agreement, effective April 29, 2008, with Farm Credit and REG Construction.

The Construction Payment Agreement provides for satisfaction and release of REG Construction’s mechanic’s lien through Farm Credit’s advance of $2,349,217 under our construction loan and through the acquisition by REG Ventures, LLC, an affiliate of REG Construction, of 2,000 of our units, valued at $1,000 per unit, in lieu of cash payment of $2,000,000 for the construction services. On May 1, 2008, REG Construction received the $2,349,217 payment and the Company issued 2,000 units to REG Ventures, LLC. There remains outstanding an additional $289,009 owing to REG Construction, of which $150,000 pertains to retainage and $139,009 is for work to be performed. The Construction Payment Agreement provides that Farm Credit will advance, at our request, $289,009 for us to pay REG Construction.

Item 6.	Exhibits.

Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EAST FORK BIODIESEL, LLC

Date: May 15, 2008	By:
Kenneth M. Clark, President

Exhibit 31.1

CERTIFICATION

I, Kenneth M. Clark, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of East Fork Biodiesel, LLC;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: May 15, 2008

Kenneth M. Clark
President and Chairman

Exhibit 31.2

CERTIFICATION

I, Dale W. Mechler, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of East Fork Biodiesel, LLC;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: May 15, 2008

Dale W. Mechler
Treasurer

Exhibit 32.1

CERTIFICATION

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of East Fork Biodiesel, LLC (the “Company”), that, to his knowledge, the Quarterly Report of the Company on Form 10-QSB for the period ended March 31, 2008, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the Company. This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-QSB. A signed original of this statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Date: May 15, 2008	By:
Kenneth M. Clark
President and Chairman

Date: May 15, 2008	By:
Dale W. Mechler
Treasurer