Form 10QSB
period 2008-06-30
EAST FORK BIODIESEL, LLC
filed 2008-08-14
CIK 1424804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

(Exact name of registrant as specified in its charter)

Iowa	20-4195009
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

2108 140th Avenue, P.O. Box 21
Algona, IA 50511
(Address of principal executive offices)
(515) 395-8888
(Registrant’s Telephone Number)

Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past ninety (90) days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2008, there were 49,159 membership units issued.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Unaudited Balance Sheets

	June 30,	September 30,
Assets (Note 3)	2008	2007

Current Assets:
Cash and cash equivalents	$854,439	$168,926
Due from broker	9,304	1,190,558
Accounts receivable	33,968	-
Federal incentive receivable	4,046	-
Inventory	110,295	-
Prepaid expenses	74,986	48,905

Total current assets	1,087,038	1,408,389

Property and Equipment:
Land	539,291	539,291
Construction in progress	-	55,784,680
Plant and processing equipment	59,555,001	-
Office building, furniture and fixtures	489,154	56,920

	60,583,446	56,380,891
Accumulated depreciation	2,262,708	10,209

	58,320,738	56,370,682

Other Assets:
Restricted cash in escrow	552,589	718,550
Deferred financing costs, net of accumulated amortization	326,933	377,637

	879,522	1,096,187

	$60,287,298	$58,875,258

Liabilities and Members’ Equity

Current Liabilities:
Current maturities of long-term debt (Note 3)	$20,525,462	$10,322,010
Accounts payable and accrued expenses	239,394	200,898
Derivative instruments	-	517,724
Construction payable, including $150,000 of retainage (Note 6)	289,010	6,283,239

Total current liabilities	21,053,866	17,323,871

Commitments (Notes 6, 7 and 8)

Members’ Equity (Note 2):
Member contributions, net of issuance costs, units outstanding June 30, 2008 49,159; September 30, 2007 47,159	44,115,810	42,094,543
Membership units subscription receivable	-	(135,000)
Deficit accumulated during the development stage	(4,882,378)	(408,156)

	39,233,432	41,551,387

	$60,287,298	$58,875,258

See Notes to Unaudited Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Unaudited Statements of Operations

	Three Months Ended		Nine Months Ended		January 5, 2006
					(Date of
	June 30,	June 30,	June 30,	June 30,	Inception) to
	2008	2007	2008	2007	June 30, 2008

Revenues
Sales	$50,265	$-	$3,636,436	$-	$3,636,436
Federal incentives	4,046	-	994,804	-	994,804

	54,311	-	4,631,240	-	4,631,240

Expenses:
Cost of sales, including plant operating expenses	1,137,839	-	6,992,143	-	6,992,143
Loss on sale contract	-	-	158,000	-	158,000
Loss on derivative instruments	-	-	119,530	-	843,696
Consulting fees (Note 4)	18,000	42,754	18,000	121,554	275,359
General and administrative	344,402	88,295	1,029,106	311,115	1,719,763

	1,500,241	131,049	8,316,779	432,669	9,988,961

Loss before other income (expense)	(1,445,930)	(131,049)	(3,685,539)	(432,669)	(5,357,721)

Other income (expense):
Grants and other income	-	-	28,559	5,000	42,039
Interest income	5,801	186,311	31,048	1,208,716	1,281,594
Interest expense	(329,869)	-	(848,290)	-	(848,290)

	(324,068)	186,311	(788,683)	1,213,716	475,343

Net income (loss)	$(1,769,998)	$55,262	$(4,474,222)	$781,047	$(4,882,378)

Weighted average basic and diluted units outstanding	48,500	47,052	47,604	43,926	37,652

Net income (loss) per unit - basic and diluted	$(36.49)	$1.17	$(93.99)	$17.78	$(129.67)

See Notes to Unaudited Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Unaudited Statements of Members’ Equity

Balance, January 5, 2006 (date of inception)	$-
Issuance of 200 membership units at $250 per unit (Note 2)	50,000
Issuance of 1,553 membership units at $333 per unit (Note 2)	517,666
Issuance of 7,015 membership units at $500 per unit in March 2006 (Note 2)	3,507,500
Member units earned for consulting services but not issued (Note 4)	50,000
Net loss	(318,069)

Balance, September 30, 2006	3,807,097
Issuance of 38,341 membership units at $1,000 per unit (Note 2)	38,341,000
Offering costs	(371,623)
Issuance of 50 member units for services	-
Membership units subscription receivable	(135,000)
Net loss	(90,087)

Balance, September 30, 2007	41,551,387
Collection of unit subscription receivable	156,267
Issuance of 200 membership units for construction payable	2,000,000
Net loss	(4,474,222)

Balance, June 30, 2008	$39,233,432

See Notes to Unaudited Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Unaudited Statements of Cash Flows

	Nine Months Ended		January 5, 2006
			(Date of
	June 30,	June 30,	Inception) to
	2008	2007	June 30, 2008

Cash Flows from Operating Activities:
Net income (loss)	$(4,474,222)	$781,047	$(4,882,378)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation	2,252,499	5,967	2,262,708
Amortization	39,438	-	39,438
Unrealized (gain) on derivative financial instruments	(517,724)	-	-
Member units earned for consulting services	-	-	50,000
Changes in working capital components:
(Increase) in receivables	(38,014)	-	(38,014)
(Increase) in inventories	(110,295)	-	(110,295)
(Increase) decrease in due from broker	1,181,254	(1,000,000)	(9,304)
(Increase) in prepaid expenses	(26,081)	(68,914)	(74,986)
Increase (decrease) in accounts payable and accrued expenses	91,557	(34,777)	239,394

Net cash (used in) operating activities	(1,601,588)	(316,677)	(2,523,437)

Cash Flows from Investing Activities:
Purchase and construction of property and equipment, net of sales tax refund	(8,238,579)	(32,793,607)	(58,266,670)
(Increase) decrease in restricted cash in escrow, net	165,961	(435,606)	(552,589)

Net cash (used in) investing activities	(8,072,618)	(33,229,213)	(58,819,259)

Cash Flows from Financing Activities:
Issuance of membership units	-	38,225,019	42,281,166
Collection of membership unit subscription receivable	156,267	-	156,267
Payments of offering costs	-	(108,144)	(371,623)
Payments of financing costs	-	(363,111)	(394,137)
Payments of long-term debt	(25,000)	-	(25,000)
Proceeds from long-term borrowings	10,228,452	-	20,550,462

Net cash provided by financing activities	10,359,719	37,753,764	62,197,135

Net increase in cash and cash equivalents	685,513	4,207,874	854,439

Cash and cash equivalents:
Beginning	168,926	471,529	-

Ending	$854,439	$4,679,403	$854,439

Supplemental Disclosure of Cash Flow Information, cash payments for interest, net of amount capitalized	$713,328	$-	$713,328

Supplemental Disclosures of Noncash Operating and Financing Activities:
Construction in progress included in accounts and construction payable	$289,010	$8,252,409	$289,010
Membership units issued in exchange for construction payable	2,000,000	-	2,000,000
Amortized financing costs included in construction in process	11,266	-	27,766

See Notes to Unaudited Financial Statements.

Note 1.	Nature of Business, Basis of Presentation and Significant Accounting Policies

Nature of business:

East Fork Biodiesel, LLC (the Company), located in Algona, Iowa, was formed on January 5, 2006 to pool investors to build a 60 million gallon annual production biodiesel manufacturing plant. The Company is in the development stage with its efforts being principally devoted to organizational, equity-raising activities and construction of the biodiesel plant. The plant was substantially complete and started production on December 5, 2007 to verify the production capabilities of the plant. In December the plant produced approximately 1.1 million gallons of biodiesel and then shut down due to the current adverse market conditions (See Note 8).

Basis of presentation:

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2007 included in the Company’s 2007 Annual Report to Members. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal recurring accruals) that we consider necessary to present fairly the Company’s results of operations, financial position and cash flows. The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

Accounts receivable: Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and, therefore, there is no allowance as of June 30, 2008.

Note 1.	Nature of Business, Basis of Presentation and Significant Accounting Policies (Continued)

Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company had no receivables accruing interest as of June 30, 2008.

Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following as of June 30, 2008:

Raw material	$88,642
Finished goods	21,653

$110,295

Property and equipment: Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years

Plant and process equipment	15 - 20
Office building	20
Office equipment	3 - 7
Other equipment	3 - 7

Maintenance and repairs are expensed as incurred and major improvements and betterments are capitalized. As of June 30, 2008 the Company has capitalized $345,416 of interest and financing costs in construction in progress.

Restricted cash in escrow: As of June 30, 2008 the Company had an agreement with a natural gas company that requires a restricted escrow balance of $552,589 consisting of a $45,589 deposit and $507,000 to cover storage, transportation and/or construction of the town border station. Under the terms of the agreement the escrow will be released at the discretion of the natural gas company but no less than 1/15 of the total deposit annually beginning on October 1, 2008.

Offering costs: The Company classifies all costs directly related to raising capital as deferred offering costs until the capital is raised, at which point the costs are reclassified as an offset to equity as issuance costs. Offering costs of $371,623, including amounts incurred during the nine months ended June 30, 2007, were offset against equity during the year ended September 30, 2007.

Deferred financing costs: Expenditures directly related to securing long-term financing are recorded as a deferred cost on the balance sheet. These costs are being amortized using the effective interest method over the term of the credit agreement. During the nine months ended June 30, 2008 and the period from inception to June 30, 2008, the Company amortized $11,266 and $27,766, respectively, of these costs to construction in progress.

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

Although the Company believes its derivative positions are economic hedges, none have been designated as hedges for accounting purposes. Therefore, derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in the statement of operations. The Company recognized a net loss of none and $119,530, respectively, during the three and nine month periods ended June 30, 2008. There was no derivative activity in the period ended June 30, 2007.

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

Income taxes: The Company is organized as a limited liability company which is accounted for like a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, the Company’s earnings and losses are included in the income tax returns of its members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.

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

Note 2.	Members’ Equity

The Company was formed on January 5, 2006 to have a perpetual life. The Company has one class of membership units with each unit representing a pro rata ownership interest in the Company’s capital, profits, losses and distributions. Income and losses are allocated to all members in proportion to units held.

The Company was initially capitalized by founding members who contributed a total of $50,000 in exchange for 200 units at $250 per unit. Subsequently, a total of 1,553 units valued at approximately $333 per unit for a total of $517,666 were issued to three of the founding members and 19 additional members. The Company was further capitalized by additional seed capital members who contributed an aggregate of $3,507,500 in exchange for 7,015 units at $500 per unit. These units were issued under a private placement memorandum in which the Company offered a maximum of 10,000 units at an offering price of $500 per unit for a total offering of $5,000,000. On March 31, 2006 the private placement memorandum for the seed capital offering was closed and the seed capital subscription agreements were accepted and approved.

On June 22, 2006, the Company issued an offering of membership units registered in Iowa. The offering was amended to increase the offering size on September 7, 2006. The intrastate offering was set for a minimum of 31,000 membership units up to a maximum of 40,000 units for sale at $1,000 per unit, for a minimum offering amount of $31,000,000 and a maximum offering amount of $40,000,000. The minimum purchase requirements were 10 units for a minimum investment of $10,000. On October 16, 2006, the Company accepted 34,294 units at $1,000 per unit. There were six additional closings occurring on various dates between November 20, 2006 and June 15, 2007 in which an additional 4,047 units were accepted at $1,000 per unit.

On May 1, 2008, $2,000,000 of the construction obligation was paid to REG Ventures, LLC through the issuance of 2,000 membership units to such entity.

Note 3.	Long-Term Debt

On January 30, 2007, the Company entered into a $36,500,000 Master Loan Agreement (credit agreement) consisting of a $12,000,000 revolving-term loan and a $24,500,000 construction-term loan was used for working capital and to complete the biodiesel project. The construction-term loan consists of two phases: a “start-up phase” during which the Company makes periodic requests for fund advances to meet construction obligations and at the completion of construction and payment of construction costs, a “term loan phase” where the loan will convert to a “senior debt instrument”. The construction loan is secured by substantially all of the Company’s real property, equipment, fixtures, furniture and articles of tangible personal property (except inventory and supplies) and is payable in quarterly installments of $912,500 beginning on May 20, 2008. The credit agreement provides for a special annual payment equal to 75% of “free cash flow” as defined in the agreement, limited to a total payment $2,000,000 annually.

The Company selects one or more of the following interest rate options under the credit agreement:

Agent base rate: A variable interest rate equal to the rate established by the Agent plus three-quarters of one percent (0.75%) per annum.

Quoted rate: A fixed rate per annum to be quoted by the Agent in its sole discretion in each instance.

LIBOR: A fixed rate per annum equal to London Inter Bank Offered Rate at the date selected plus 3.25%.

Interest is calculated by multiplying the actual number of days elapsed in the period for which interest is being calculated based on a 360-day year.

As of June 30, 2008, all borrowings were at the Agent Base Rate option of 5.75%.

Note 3.	Long-Term Debt (Continued)

The credit agreement also provides for an event of default if the lender determines that there has been a material adverse change in the Company’s financial condition, results of operations, or ability to perform its obligations under the agreement. In November 2007, the Company was informed by its lender that the senior credit facility was considered to be a distressed loan subject to restructuring. The lender had refused to make further advances under the facility.

On June 17, 2008 the Company entered into a restructuring agreement with the lender and executed a Restated Term Loan Agreement. The principal provisions of this Agreement are:

•

The Company’s access to the $12,000,000 revolving term loan has been terminated. The lender has released its security interest in our inventory and accounts receivable, as well as intangible personal property.

•

A reserve of $600,000 has been established for interest due through December 31, 2008 and a reserve of $289,010 has been established for the final payments due REG Construction Services, LLC, now known as REG Construction & Technology Group, LLC (REG Construction).

•	The Company will be able to draw on the full amount of the $24,500,000 Restated Term Loan Agreement less the reserves discussed above. As of June 30, 2008, the Company could draw $3,460,528.

•

Principal payments in the individual amounts of $912,500 due May 20, 2008, August 20, 2008 and November 20, 2008 are deferred with quarterly principal payments of $912,500 resuming and being due on February 20, 2009, and due quarterly thereafter. The due date for the final payment will be August 20, 2015.

•	The financial covenants have been eliminated. The Restated Term Loan Agreement contains various affirmative and negative covenants.

In June 2006, the Company entered into a financial assistance contract with the Iowa Department of Economic Development whereby the Company was awarded a $100,000 forgivable loan and a $300,000 non-interest bearing loan. The Company is obligated to create 36 full-time equivalent jobs, with 30 of the created jobs having starting wages, including benefits, that meet or exceed $16.09 per hour with an average rate per hour including benefits of $19.47. The Company was also required to execute promissory notes which outline the repayment obligations and terms and conditions of each loan. As of June 30, 2008, $375,000 was outstanding. The agreement provides for a monthly principal payment of $5,000 per month.

As of June 30, 2008, $20,150,462 was outstanding under the Restated Term Loan Agreement.

Note 4.	Related Party Transactions

The Company paid a consulting company owned by a member for project coordination, administration and consulting services, under the terms of an unwritten, month-to-month consulting arrangement. The member is also the President and Chairman of the Board of Directors. From inception through June 30, 2008, the Company had incurred consulting charges of approximately $90,300 under this agreement. For the three months and nine months ending June 30, 2008, $18,000 was incurred under the agreement. For the three and nine months ending June 30, 2007, $2,754 and $68,754 were incurred under the agreement.

In March 2006, the Company entered into a consulting agreement with an entity, owned by a member of the Company, to serve as the Company’s project consultant. The fee for the services is $3,200 per month, plus bonuses for reaching certain milestones relative to the signing of the contract, completion of the business plan, loan commitment, loan closing and the starting of the equity offering. The consulting agreement ended in 2007. Since inception, the Company incurred consulting charges totaling $225,059 under the agreement. The total included $50,000 of services exchanged for 50 units issued to the consulting company and $40,000 of fees that were capitalized as deferred financing costs. During the three months ended June 30, 2008 and 2007 the consulting expense under the contract was none and $40,000, respectively. During the nine months ended June 30, 2008 and 2007 the consulting expense under the contract was none and $52,800, respectively.

Note 5.	Benefit Plans

On September 17, 2007 the Company adopted a 2007 Unit Appreciation Plan whereby a committee of the Board of Directors can identify certain board members and employees to receive awards under the plan in the form of unit appreciation rights. The rights vest over a four year period and provide for a cash payment equal to the increase in the fair market value of the units since the grant date. The awards are payable at the later of the participant attaining age 65 or the participant’s termination date. The plan also provides for a single lump sum payment in the event of disability, death or a change in control. On September 18, 2007, five units were issued under the plan for which the expense was insignificant.

On September 30, 2007 the Company also adopted a nonqualified deferred compensation plan for its directors whereby they may elect to defer payment a portion of their director fees.

Note 6.	Commitments and Contingencies

The Company entered into a design-build agreement with REG Construction for construction of the biodiesel plant for $57,238,000 due in monthly progress payments. The agreement provides for a 5% retainage to be withheld from each invoice. As of December 31, 2007, change orders increased the contract by $1,390,095. The Company had made payments totaling $58,339,085 to the contractor. The Company expects to pay the remaining balance of $289,010 in 2008.

On December 15, 2006 the Company entered into two put option agreements whereby the sellers can require the Company to purchase property adjacent to the plant. One agreement provides for a purchase price of $120,750 plus 105% of the cost of any improvements or additions made to the property prior to the exercise of the option and the other provides for a purchase price of $236,250. The options expire two years after the announced date of operation of the biodiesel facility. If the options expire unexercised, they will be resurrected upon the expansion of 25% of the initial capacity of the plant or upon the construction or operation of any new separate facility. The Company paid $5,000 for each option and believes that the purchase price approximated the fair market values of the property at the dates of the agreements.

In May 2006, the Company entered into an option agreement which it subsequently exercised to purchase its current property. Part of the agreement also provided the Company the option to purchase additional adjacent land for $12,500 per acre in 10 acre increments. The option covers approximately 44 acres and will expire in May 2011.

In September 2006, the Company executed an agreement with a natural gas company to provide the natural gas required by the Company for a period commencing on August 1, 2007 and continuing for a period of 15 years. The contract was amended in October 2006 to delay the start date until November 1, 2007. The Company will pay a monthly delivery charge plus the applicable maximum rates and surcharges under the applicable rate schedule on file with the Iowa Commerce Commission for the gas that it uses. The contract reserves pipeline capacity of 984 dekatherms per day, at a cost of approximately $15,000 per month. The Company has hired a broker to market the excess pipeline capacity.

Note 7.	Major Customer

On September 26, 2006, the Company entered into a Management and Operational Services Agreement with Renewable Energy Group, LLC (REG). Under the agreement REG will place the general and operations managers, acquire feedstocks and basic chemicals necessary for the operation of the facility, and perform the administrative, sales and marketing functions for the Company. In exchange for these services, the Company has agreed to pay REG a flat monthly fee (“flat fee”) and a per-gallon rate fee (“rate fee”). For the first month in which the Company’s biodiesel is produced and sold, and for six months thereafter (the “initial period”), it will pay a flat fee of $112,500, plus a $0.0175 rate fee for each gallon of biodiesel produced. For the first month after the initial period the Company will pay a flat fee of $172,500, plus a $0.0175 rate fee for each gallon of biodiesel produced. The flat fee and rate fee are adjusted beginning in the month following the first anniversary of the Company’s producing biodiesel for sale and annually for such month thereafter according to a complex formula based on movement in the Consumer Price Index for All-Urban Consumers, U.S. City Average, All Items, published by the U.S. Department of Labor. In addition to the flat fee and monthly fee, the Management Agreement also provides for the payment to REG of a yearly bonus equal to 6% of the Company’s net income. The agreement has an initial term ending December 31, 2010 and it will continue thereafter unless either party gives written notice to the other of a proposed termination date at least 12 months in advance of the proposed termination date. On December 1, 2007, the Company and REG amended the Management Agreement to reduce the monthly fee to the amount of the compensation costs (including benefits) of our General Manager and Operations Manager while our plant is idle. Sales of biodiesel and glycerin to REG for the three and nine month periods ended June 30, 2008 were $50,265 and $3,636,436, respectively. Expense incurred under the agreement for the three and nine month periods ended June 30, 2008 was $32,170 and $90,744, respectively. The related accounts receivable from REG as of June 30, 2008 was $27,390.

Note 8.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through June 30, 2008, the Company was in the development stage, has undertaken significant borrowings to finance the construction of its biodiesel plant and has experienced a significant increase in the cost of soybean oil which is currently the primary ingredient in the Company’s planned production of biodiesel. As a result of the high cost of soybean oil, the Company suspended plant operations in December 2007 after initial testing and production start-up. The Company has not been able to obtain working capital funds to start-up the plant and operate profitably. If working capital funds are not secured, the Company will exhaust the remaining funds available under its $24,500,000 Restated Term Loan Agreement in the third quarter of 2009 based on the current level of expenditures while the plant is shut down.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Unless otherwise indicated in this report or the context otherwise requires, all references in this report to “East Fork Biodiesel, LLC”, “East Fork Biodiesel”, “East Fork”, “the company”, “we”, “us” and “our” refer to East Fork Biodiesel, LLC. References to 2006, 2007 and 2008 and the like relate to the fiscal year ended September 30th.

We are a development stage company, devoting substantially all of our efforts to establishing a new business. However, because of continuing adverse financial and economic conditions explained below, our planned principal operation of our plant has not commenced.

In December 2007, our plant was substantially complete and we started production to verify the production capabilities of our new plant and produced in the aggregate approximately 1.1 million gallons of test-phase biodiesel and glycerin. After this production, we idled the plant due to then–existent and continuing adverse financial and market conditions. As indicated in our financial statements, we have not had revenues from operations from our inception in January 2006 through June 30, 2008. See Item 1, “Financial Statements”, above.

In 2008, we subsequently sold most of the test-phase inventory, and, for the three months ended June 30, 2008 and nine months ended June 30, 2008, sales of biodiesel and glycerin and federal incentives payments totaled $54,311 and $4,631,240, respectively. Projected future sales of our remaining inventory are estimated to be approximately $22,000.

Our independent registered public accounting firm has raised doubts about our ability to continue as a going concern. See Note 8 in Item 1, “Financial Statements”, above.

Our Plan of Operation is provided in addition to Item 1, “Financial Statements”, above and accompanying notes to assist readers in understanding our financial condition and cash flows.

Debt Financing

On January 3, 2007 the Company executed a $36,500,000 Master Loan Agreement (Credit Agreement) with Farm Credit Services of America, FLCA (Farm Credit) and related loan supplements outstanding under such agreement. The Credit Agreement consisted of a $24,500,000 Construction and Term Loan Supplement dated as of January 30, 2007 (the Term Loan Supplement and the Term Loan) and a $12,000,000 Construction and Revolving Term Loan Supplement, all dated as of January 30, 2007 (Revolving Loan Supplement and the Revolving Loan).

We were notified by letter dated November 29, 2007 that Farm Credit determined our outstanding Term Loan and Revolving Loan to be “distressed loans,” because of material adverse changes in the markets for soybean oil and soybean biodiesel which then precluded profitable operation of our plant. At the time we were notified by Farm Credit of the “distressed loan” status, Farm Credit had made available to us (1) a $17,539,646 advance against the $24,500,000 maximum of our Term Loan, and (2) $260,378 advance against the $12,000,000 maximum of our Revolving Loan.

As noted above, we are party to a Design-Build Agreement with REG Construction Services, LLC, now known as REG Construction & Technology Group, LLC (REG Construction) under which it has designed, engineered and built our biodiesel plant. In November, 2007, and thereafter, we had submitted to Farm Credit requests for advances under the Term Loan seeking disbursement of funds to REG Construction to pay for the outstanding unpaid bills owing to REG Construction under the Design-Build Agreement, but Farm Credit refused to advance the requested funds to REG Construction because of the “distressed loans” status. On March 24, 2008, REG Construction filed of record a mechanic’s lien against our biodiesel plant alleging an outstanding unpaid bill for construction of our plant under the Design-Build Agreement in the amount of $4,349,217.

On April 30, 2008, we consummated the transactions contemplated by an Agreement regarding Payment for Construction effective April 29, 2008 (Construction Payment Agreement) with Farm Credit and REG Construction. The Construction Payment Agreement provided for satisfaction and release of REG Construction’s mechanic’s lien through Farm Credit’s advance of $2,349,217 under the Term Loan and through the acquisition by REG Ventures, LLC, an affiliate of REG Construction, of 2,000 of our units, valued at $1,000 per unit, in lieu of cash payment of $2,000,000 for the construction services. Under the Construction Payment Agreement, on April 30, 2008, Farm Credit funded an additional $2,349,217, as a draw under the Term Loan. REG Construction has received the $2,349,217 payment and we issued 2,000 units to REG Ventures, LLC. We still owe an additional $289,010 to REG Construction.

On June 17, 2008, we entered into a Restated Term Loan Agreement (Restated Term Loan Agreement) with Farm Credit. Also, on June 17, 2008, in connection with the Company’s Security Agreement dated January 30, 2007 with Farm Credit, we entered into Amendment No. 1 to Security Agreement with Farm Credit (Amended Security Agreement) and an Agreement with Farm Credit regarding the compromise and settlement of disputes and claims (Settlement Agreement). The Restated Term Loan Agreement, Amended Security Agreement and Settlement Agreement are collectively referred to as the “Loan Restructuring Agreements.” The following is a summary of certain terms of the Loan Restructuring Agreements:

•

The balance outstanding on the $12,000,000 Revolving Loan Supplement in the principal amount of $260,378, plus interest due and unpaid, has been transferred to the Restated Term Loan Agreement. A reserve of $600,000 has been established for the interest due through December 31, 2008 under our Restated Term Loan Agreement. Also, a reserve of $289,010 has been established under our Restated Term Loan Agreement for the final payments due REG Construction. The Revolving Loan Supplement has been terminated and cancelled.

•

We will be able to draw upon the full $24,500,000 amount of the Restated Term Loan Agreement, which restates the Term Loan Supplement and the Term Loan. All draws must be not less than $250,000 each. As of June 30, 2008, the amount that we can draw is $3,460,528, after considering the prior draws and the amounts refunded in the preceding bullet point. We will have until February 28, 2009 to draw the full amount of $24,500,000 under the Restated Term Loan Agreement. Any amounts not drawn by February 28, 2009 will no longer be available to us. We have no right to make a prepayment and then draw again the amount of the prepayment under the Restated Term Loan Agreement.

•	Our access to the $12,000,000 unused balance under the Revolving Loan for working capital has been terminated. The Revolving Loan Supplement has been terminated and cancelled.

•	Farm Credit has released its security interest lien in our inventory and accounts receivable as well as intangible personal property (such as cash, bank accounts, contract rights, etc.).

•	Farm Credit will continue to have a first mortgage in all of our real property and a first security interest in all of our equipment and fixtures.

•

Principal payments in the individual amounts of $912,500 due May 20, 2008, August 20, 2008 and November 20, 2008 are deferred with quarterly principal payments of $912,500 resuming and being due on February 20, 2009, and due quarterly thereafter. The due date for the final payment will be August 20, 2015. As of June 30, 2008, $20,150,462 was outstanding under the Restated Term Loan Agreement.

•	Monthly interest payments continue to be due and are current. We have an interest rate option of Base Rate + .75 or LIBOR + 3.25. Base Rate and LIBOR are defined in the Restated Term Loan Agreement.

•

Farm Credit has billed unused line fees of approximately $5,000 per month since February 2008 that have not been paid by us. These fees have been waived. Farm Credit will not refund any other fees or any expenses incurred by us.

•

The financial covenants have been eliminated. Our requirement to pay the scheduled interest and principal payments when due remains as well as other affirmative and negative covenants set forth in the Restated Term Loan Agreement.

•	We are allowed to make changes to our Articles and Operating Agreement, management contracts and other material contracts without the approval of Farm Credit.

•	We may prepay the balance owing under the Restated Term Loan Agreement at any time with no prepayment penalty.

•	In exchange for these restructuring terms, we have given Farm Credit and its 5 participating lenders a full release of all claims and disputes.

Our completion of the Loan Restructuring Agreements should allow us to avoid a default of our obligations to Farm Credit debt until during the third quarter of 2009.

Our Board of Directors and management continue to monitor soybean oil and biodiesel prices and investigate working capital financing, feedstock options and other matters which might allow future profitable operation of our biodiesel plant. We cannot predict the outcome of our ability to obtain working capital financing. If such financing is available, we cannot predict if refined soybean oil prices will allow us to operate the plant profitably at such time, nor can we be assured at such time that the market price for biodiesel will allow us to operate the plant profitably.

Available Cash and Cash Requirements

As of June 30, 2008, we have current assets of approximately $1,087,000. These assets, along with draws on the Restated Term Loan Agreement, can fund continued plant shutdown as well as required Farm Credit principal and interest payments through April 2009. At that point, we will need to borrow or raise additional funds to avoid a default under our Loan Restructuring Agreements with Farm Credit, as well as secure working capital financing, if not previously obtained. However, as noted above, we are currently unable to operate the plant profitably given our inability to obtain working capital financing. If working capital funds are not secured, based on the current level of expenditures while the plant is shut down, the Company will exhaust the remaining funds available under its $24,500,000 Restated Term Loan Agreement in the third quarter of 2009. Doubts about our ability to continue as a going concern, coupled with uncertainty in the current credit markets, make it difficult to obtain working capital financing. See Note 8 in Item 1, “Financial Statements”, above. As a result, we are experiencing liquidity issues associated with the high cost of our raw materials, lack of demand for our product at profitable prices and will face the ordinary delay between when we would purchase raw materials and when we would receive payments from REG for our finished products.

If we are unable to obtain working capital financing, we will have to resort to one or more of the following:

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

Our preference and goal is to obtain working capital financing and operate our plant profitably, rather than resorting to bankruptcy court relief. To date our negotiations with working capital lenders have not resulted in a commitment, and we remain uncertain as to the likely outcome of our efforts.

We cannot predict the outcome of our efforts to obtain working capital financing.

Plan of Operations

The prices of the various commodities we use to make biodiesel represent the majority of our production costs. Prices have risen dramatically – most notable is soybean oil and methanol (which is used to a much lesser degree than soybean oil). From March 2007 to late-July 2008, soybean oil delivered to Algona has increased from $0.30 per pound to over $0.65 per pound, an increase of more than 100%. From March 2007 to late-July 2008, methanol delivered to Algona has increased from $1.10 per gallon to $1.80 per gallon, a 64% increase. The market price for biodiesel has increased but to a lesser degree than our commodity costs. From March 2007 to late-July 2008, the market price for biodiesel has increased from $3.20 per gallon to over $5.25 per gallon, a 64% increase.

We have incurred an accumulated net loss of $4,882,378, from our inception in January 2006 through June 30, 2008. In the three months ended June 30, 2008, our loss was $1,769,998. The reasons for our continuing loss during the last three month period are:

•	Sales (and related federal incentives) for the quarter were just $54,311, all of which relate to the test-phase product that was produced in December 2007.

•

In December 2007, construction of our plant was completed and as a result we started to depreciate the assets and discontinued the capitalization of the construction period interest expense. Depreciation and interest expense for the three months ended June 30, 2008 were $964,985 and $329,869, respectively. We expect that monthly depreciation will be approximately $322,000 per month for the remainder of 2008.

•	General and administration expenses primarily consisted of professional fees incurred in connection with our Form 10 registration statement and ongoing bank negotiations, payroll and insurance.

•

Since the majority of our invested cash had been used to finance the construction of the plant, interest income for the quarter was only $5,801. Since inception we have earned $1,281,594 of interest income. However, since the proceeds have been expended for plant construction, we anticipate 2008 interest income will be approximately $35,000.

We have been reevaluating our business plan in response to the harsh financial environment, including consideration of the following initiatives to ensure our survival and eventual profitability:

•	production initiatives;

•	use of different oil sources and increasing the value of co-products;

•	partnerships with other entities;

•	alternative plant use; and

•	securing working capital financing, as noted above.

We believe the best long-range alternative is to secure feedstock for biodiesel plants that does not compete with food oils. We believed that soybean oil, although food oil, would provide a bridge to the non-food oils. The recent high prices for soybean oil highlight the need for us to use non-food oil.

However, soybean oil market prices and biodiesel prices currently offer an opportunity to operate our plant at a positive margin over variable costs, and therefore recover a portion of our fixed costs, if we had sufficient working capital. We are currently unable to operate the plant given our inability to obtain working capital financing. Based upon late-July 2008 commodity prices, we estimate the need for $50,000,000 in working capital financing to operate the plant optimally at its full capacity. If working capital financing of a lesser amount were obtained, the plant could be operated at less than full capacity. Previously, we had a $12,000,000 Revolving Loan to fund purchases of soybean oil and other raw materials in periods where the plant could operate profitably. We were not, however, able to come to terms with Farm Credit to permit us draw funds against the Revolving Loan. As a result, our access to the $12,000,000 under the Revolving Loan for working capital has been terminated under our Loan Restructuring Agreements with Farm Credit. See “Debt Financing” hereinabove. Because high refined soybean oil prices and an unfavorable market price for biodiesel have not allowed us to operate the plant profitably, we are not able to produce and sell our products. Without access to replacement working capital financing, we have been unable to secure the cash we require to purchase soybean oil.

What follows is a summary of our strategic initiatives for the balance of 2008.

          1. Production Initiatives. Our goal is to operate profitably. This is a difficult proposition considering volatile market conditions and our inability to obtain sufficient working capital financing. If such financing is available, our decision to run the plant will be predicated on our ability to generate positive cash flow margins. We believe we can achieve that margin when the per gallon spread between biodiesel and soybean oil is between $0.30 to $0.35. It is, however, difficult to lock in back-to-back margins in the spot market. Forward pricing is similarly difficult to achieve. Based on recommendations from our consultant, REG, we will attempt to capture margin opportunities. We may seek to lock in either soybean oil or biodiesel/heating oil opportunities or both when they present themselves. We may use cash contracts to lessen the capital constraints of option or futures positions when feasible.

          We believe that the recent trends for methanol and glycerin prices will improve the likelihood that we can operate our plant profitably, if we can obtain working capital financing.

•

Methanol. Methanol prices have more than doubled since mid-2007 because of a shortage of natural gas caused the world’s largest methanol producer to cut production. The high prices have caused some idled methanol plants to be brought back on line to relieve the shortage. Although contract quoted prices for methanol have been in the $2.60 per-gallon range, recent spot prices have been as low as $2.05 per gallon. As of late-July 2008, the market price for methanol has dropped to $1.80 per gallon. We expect further decreases in methanol prices to occur in the coming months and beyond as supply and demand come into balance. For us, this $0.90 price reduction in methanol represents a $0.09 lower production cost for every gallon of biodiesel we produce.

•

Glycerin. We produce about nine tenths of one pound of glycerin for each gallon of biodiesel. Glycerin prices have steadily climbed as export demand has increased. During the Summer of 2007, glycerin was selling for about $0.03 per pound. In February 2008, the market price of glycerin was between $0.20 to $0.25 per pound. Our soy oil-based glycerin commands a higher price than glycerin generated by animal fat. In March 2008, we sold glycerin for $0.30 per pound. As of late July-2008 prices for glycerin have been $.20 per pound.

          We cannot predict how commodity prices will fluctuate in the future.

          During the period when the plant is idle, we will continue to monitor monthly expenses to ensure they are consistent with our planned expenses.

          We have shifted our focus to the initiatives discussed below, since the soy oil market may not give us the opportunity to generate positive cash flow margins in the short-term, if we can obtain working capital financing.

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

•

DDGS Corn Oil. The most promising economical alternative to soybean oil is corn oil extracted from dried distillers grains with solubles, known as DDGS. The cost saving over soybean oil could be as much as $0.25 per gallon. We believe that corn oil, extracted from DDGS from ethanol plants, is currently the closest oil to being economically available. Several companies are involved with this extraction, but large commercial quantities that could be run in our plant are expected to be 6 to 12 months away.

Our plant is located among many ethanol plants and more plants are planned. A 100 million gallon per year ethanol plant can produce about 7 to 10 million gallons of extracted DDGS corn oil per year. We are working to determine the best technology and cost to acquire it so that we can run this type of corn oil in our facility. Depending on the technology, it will take from 8 to 14 months to install the production systems after ordering them. This should be about the time when DDGS corn oil becomes more available. Whether we will have the financial capability to acquire the necessary technology is uncertain. See “Debt Financing” hereinabove and “Available Cash and Cash Requirements” hereinbelow.

•

Refined Palm Oil. Our plant can process refined palm oil. Under current market prices, the prices of refined palm oil delivered to our plant and refined soybean oil are essentially the same. Palm oil may become profitable for us to use if palm oil prices decline relative to soybean oil prices.

•

Animal Fat. We are exploring the feasibility of purchasing pretreated animal fat. Due to its higher cloud point, biodiesel produced from animal fat or animal fat blends is currently selling at a discount to soy-based biodiesel. If we use pretreated animal fat, it will be as a blend to lower the overall cost of soybean oil. There is currently a significant amount of volatility in both the animal fat discount and the cost of the inputs. However, to the extent that the cost savings exceed the discount in the sales price of the blended biodiesel, our gross margin would improve. We may be in a position to use this product as early as October 2008.

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

•

Jathropha Oil. We have been approached by two groups who are working to provide jathropha oil shipped from Africa and Mexico to biodiesel manufactures in the United States. Both are actively seeking to establish plantations for the commercial production of jathropha oil to produce oil stocks. We have received a sample of oil from one of the groups and successfully converted it into biodiesel in our lab. We believe that large quantities of jathropha oil will be available to us in about 12 to 14 months. Since jathropha oil is produced from plants that grow wild in the tropics, it would be a low cost non-food grade oil.

•

Plant Modifications. Because the supply of pretreated fats and oils are limited, we are evaluating raising additional capital and modifying the plant so that it can run untreated fats and oils, such as the DDGS and animal fats discussed above. The modification could take the form of adding pretreating facilities or changing the catalyst used.

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

•

Improve Value of Co-Products. We completed discussions with a company whose technology may allow us to upgrade our co-product, glycerin, to higher value chemicals. If the technology proves out, we will first have the products made for us under a toll arrangement and will decide at a later date whether or not to bring that production in-house. Some of these higher value products are selling for more than $5.00 per pound compared to the approximate $0.20 per pound that we are currently receiving. We are now in the early stages of evaluating this technology.

          3. Explore Partnerships. We will attempt, through partnerships, to establish a link to soybean oil, corn oil, algae oil or other feedstocks to provide better access to the raw materials we consume and to seek more stable pricing. These partnerships could be in one or more forms, including, but not limited to, merger, sale of our assets, sale of our membership interests or joint ventures. However, we have not reached any definitive agreement on any of these initiatives.

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

Plant and Equipment

Our Board has approved an expenditure of $350,000 to add heating capability for our storage tanks and lines to run product with a high cloud point like refined lard. We do not expect to purchase any significant plant or equipment during the next 12 months unless we are able to obtain additional capital. If additional capital is obtained, we would then adapt our plant to utilize an alternative feedstock.

Research and Development

We do not conduct any research and development activities associated with producing biodiesel or glycerin. However, as part of our strategic plan, we are investigating our ability to process different oils and our ability to make other uses of our plant.

As noted above, we believe a long-range alternative is to secure feedstock for biodiesel plants that does not compete with food oils. We believed that soybean oil, although a food oil, would provide a bridge to the non-food oils. However, the recent high prices for soybean oil highlight a need for us to use non-food oil.

We are seeking possible alternative sources of oil. We believe that DDGS corn oil extracted from DDGS by ethanol plants is currently the closest oil to being economically available. Several companies are involved with this extraction, but large commercial quantities that could be run in our plant are expected to be 6 to 12 months away. We are also in contact with two companies that are developing algae oil. The availability of commercial quantities of algae oil is expected to be at least one to two years away. We are also in preliminary discussions with two different groups that are developing access to jathropha oil.

Changes in Employment

We estimate that the normal operation of a plant of our size would require 36 full-time employees. We believe four full-time employees, together with our interim General Manager and our Operating Manager, who is furnished under our Management Agreement, will be sufficient to maintain an idle plant staffed with a minimal crew to prevent damage to the plant and our business. When market conditions permit us to operate the plant profitably, we will need to use temporary workers furnished to us by REG until we are able to hire the 36 full-time employees we estimate are needed for normal operation of our plant. For the two-month period needed to hire and train our own employees, we estimate the cost of these temporary workers will be approximately $50,000 less than the compensation and benefits of the payroll cost of 36 full-time employees, as we will not need all of the 36 positions to be filled for start-up and training. We estimate the lead time needed to restart our plant is six to eight weeks.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer (PEO), Mr. Kenneth M. Clark, and principal financial officer (PFO), Mr. Dale W. Mechler), as of the end of the period covered by this report, our PEO and PFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our PEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the PEO and PFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On March 24, 2008, REG Construction filed of record a mechanic’s lien against our biodiesel plant alleging an outstanding unpaid bill for construction at our plant in the amount of $4,349,217 in connection with our Design-Build Agreement. On April 30, 2008, under the Construction Payment Agreement, we satisfied and obtained a release of REG Construction’s mechanic’s lien through Farm Credit’s advance of $2,349,217 under the Term Loan and through the acquisition by REG Ventures, LLC, an affiliate of REG Construction, of 2,000 of our units, valued at $1,000 per unit, in lieu of cash payment of $2,000,000 for the construction services. See Item 2, “Debt Financing” above under “Management’s Discussion and Analysis or Plan of Operation.”

Item 1.A.	Risk Factors.

FORWARD-LOOKING STATEMENTS - The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains information that may be deemed forward-looking and that is based largely on our current expectations and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and other uncertainties are our ability to make our principal and interest payments and avoid a default under our credit agreement given our inability to operate our plant due to the lack of working capital financing, our ability to secure and the cost of working capital financing in light of economic environment of the biodiesel industry and the economic environment in general, changes in interest rates, prices of or demand for diesel fuel, refined soybean oil and other commodity prices, energy costs, shipping costs, available production and management personnel, loss of government incentives and other legislative and regulatory rulings and other results of operations or financial conditions, as well as the other risks detailed from time to time in our publicly filed documents, including our 2007 Annual Report to Members for the year ended September 30, 2007. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this report. We disclaim any intention and assume no obligation to update the forward-looking information contained in this report. The words “may,” “will,” “would,” “could,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “considers” and similar expressions generally identify forward-looking statements.

Our business is subject to numerous risk factors, including the following:

Our independent registered public accounting firm has raised doubts about our ability to continue as a going concern, and if we are unable to continue our business, our units may have little or no value. If working capital funds are not secured, based on the current level of expenditures while the plant is shut down, we will exhaust the remaining funds available under our $24,500,000 Restated Term Loan Agreement in the third quarter of 2009. See Note 8 in Item 1, “Financial Statements”, above. Through June 30, 2008, the Company was in the development stage, has undertaken significant borrowings to finance the construction of the biodiesel plant and has experienced a significant increase in the cost of soybean oil which is currently the primary ingredient in our planned production of biodiesel. As a result of the high cost of soybean oil, we suspended plant operations in December 2007 after initial testing and production start-up. The soybean oil market prices currently offer an opportunity to operate our plant to cover a portion of our fixed costs, if we had sufficient working capital. We are currently unable to operate the plant profitably given our inability to obtain working capital financing. The doubts raised by our independent registered public accounting firm about our ability to continue as a going concern impede our ability to obtain working capital financing.

Thus, we face significant liquidity obstacles that raise substantial doubt about whether the Company will continue as a going concern.

As a result, we are exploring various alternatives including partnerships with other entities, investigating the use of different oil sources, investigating alternative uses for the plant and obtaining additional financing or raising additional capital.

If our Board of Directors determines that it is necessary to raise additional capital, the doubts relating to our ability to continue as a going concern expressed by our independent registered public accounting firm in the accompanying financial statements may make it difficult, if not unlikely given the current market conditions, to raise the necessary working capital. If we are unable to raise the necessary working capital to operate our plant profitably, our members could lose some or all of their investment.

If we are forced to continue to delay commencement of operations of our plant for any reason, we might not be able to meet our current liabilities or our losses may be increased. If we are forced to continue to delay commencement of operation of our plant, either because of our inability to obtain sufficient working capital at reasonable rates, high refined soybean oil prices, an unfavorable market price for biodiesel or any other reason, we will likely have no ability to produce revenue. We do not have any source of revenues other than production of biodiesel and glycerin at our biodiesel plant.

As of June 30, 2008, we have current assets of approximately $1,087,000. These assets, along with draws on the Restated Term Loan Agreement, can fund continued plant shutdown as well as required Farm Credit principal and interest payments into the third quarter of 2009. At that point, we will need to borrow or raise additional funds to avoid a default under our Loan Restructuring Agreements with Farm Credit, as well as secure working capital financing, if not previously obtained. See Item 2, “Debt Financing” above under “Management’s Discussion and Analysis or Plan of Operation.” If our need to idle our plant is prolonged, we would likely not generate any revenue and we will likely not be able to pay our debts as they become due, including payments required under our Loan Restructuring Agreements beyond the third quarter of 2009, unless a lender commits to provide sufficient working capital to operate our plant. If the plant ceases to operate for enough time, we will likely not be able to continue operating the plant and our members could lose some or all of their investment.

Our business is highly sensitive to commodity prices, especially soybean and soybean oil prices, and recent inclement weather, including flooding, may materially affect our ability to operate the plant. Our financial performance will depend significantly on soybean oil prices, and generally we will not be able to pass on increases in input prices to our customers. Our biodiesel production will require substantial amounts of soybean oil, which is tied to the price of soybeans. The price of soybeans is influenced by general economic, market and government factors, including weather conditions, farmer planting decisions, domestic and foreign government farm programs, policies and incentives, global demand and supply and quality, all of which are substantially beyond our ability to control or influence. Changes in the price of soybeans and soybean oil will significantly affect our business. Generally, higher soybean and soybean oil prices will produce lower profit margins. This is especially true if market conditions do not allow us to pass along increased soybean oil costs to our customers. The price of soybeans has fluctuated significantly in the past and may fluctuate significantly in the future. If the current period of high soybean prices were to be sustained for some time, our profitability will suffer because of the higher cost of operating our plant and will make biodiesel production unprofitable.

The prices of the various commodities we use to make biodiesel represent the majority of our production costs. Prices have risen dramatically – most notable is soybean oil and methanol (which is used to a much lesser degree than soybean oil). Since March 2007, soybean oil has increased from $0.30 per pound to over $0.65 per pound delivered to Algona in late-July 2008, an increase of more than 100%. Since March 2007, methanol has increased from $1.10 per gallon to $1.80 per gallon delivered to Algona in late-July 2008, a 64% increase. The market price for biodiesel has increased but to a lesser degree than our commodity costs. Since March 2007, the market price for biodiesel has increased from $3.20 per gallon to over $5.25 per gallon in late-July 2008, a 64% increase. We cannot predict when refined soybean oil prices and biodiesel prices will allow us to operate the plant profitably, nor can we be assured that we will be able to obtain adequate working capital financing at such time.

We have a history of losses and may not ever operate profitably. We have incurred an accumulated net loss of $4,882,378, from our inception in January 2006 through June 30, 2008. There is no assurance that we will be successful in our efforts to operate our plant or to do so profitably, given our inability to obtain working capital.

Limited operating history; anticipated losses; uncertainty of future results. Since our inception in January 2006 through June 30, 2008, we had no revenues or earnings from operations. We have no operating history upon which an evaluation of our operations and our prospects can be based. Our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development. This is particularly true for us in light of our inability to obtain working capital financing which presently precludes profitable operation of our plant. To the extent that our significant start-up expenses are not subsequently followed by commensurate revenues, our business, operating results and financial condition will be materially adversely affected. There can be no assurance that we will be able to generate sufficient revenues from the sale of our products.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 30, 2008, in connection with an individual compensation arrangement, our Board authorized the issuance of 2,000 units valued at $1,000 per unit to REG Ventures, LLC in lieu of cash payment of $2,000,000 for construction services East Fork received from REG Construction under our Design-Build Agreement. Our Board determined the $1,000 per unit price was consistent with our June 22, 2006 Iowa registered offering of membership units (amended September 7, 2006) at a sale price of $1,000 per unit.

We did not register the issuance of these securities under the Securities Act of 1933 in reliance upon the exemption under Section 3(a)(11) of the Securities Act.

Item 3.	Defaults Upon Senior Securities.

Inapplicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Inapplicable.

Item 5.	Other Information.

Inapplicable.

Item 6.	Exhibits.

Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EAST FORK BIODIESEL, LLC

Date: August 13, 2008	By:

Kenneth M. Clark, President