Form 10KSB
period 2008-09-30
EAST FORK BIODIESEL, LLC
filed 2008-12-29
CIK 1424804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended September 30, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Name of small business issuer in its charter)

Iowa	20-4195009
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

2108 140th Avenue, P.O. Box 21
Algona, IA 50511
(Address of principal executive offices)
(515) 395-8888
(Issuer’s Telephone Number)
Securities registered under Section 12(b) of the Exchange Act:

Title of each class

None

Securities registered under Section 12(g) of the Exchange Act:

Limited Liability Company Membership Units
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year. $4,646,055

As of December 1, 2008, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $47,349,000.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of December 1, 2008, there were 49,159 membership units issued.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the East Fork Biodiesel, LLC Definitive Proxy Statement to be filed in February 2009 are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

i

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Annual Report on Form 10-KSB contains information that may be deemed forward-looking and that is based largely on our current expectations and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Such risks, trends and other uncertainties, which in some instances are beyond our control, include: the impact of the current recession, the distressed economic environment of the biodiesel industry, continuing instability or disruptions in the credit and financial markets, our inability to secure working capital and capital improvement financing resulting in continued idling of our plant, our inability to generate cash liquidity from operations sufficient to service our significant debt levels and comply with our financial obligations under our credit agreement, our ability to make principal and interest payments and avoid a default under our credit agreement if our plant continues to remain idle, changes in interest rates, prices of or demand for diesel fuel, refined soybean oil and other commodity prices, energy costs, shipping costs, available production and management personnel, changes or elimination of government subsidiaries or incentives and legislative and regulatory developments and other results of operations or financial conditions. The words “may,” “will,” “would,” “could,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “considers” and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this Form 10-KSB. East Fork does not publicly undertake to update or revise its forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

PART I

Item 1.	Description of Business.

Unless otherwise indicated in this report or the context otherwise requires, all references in this report to “East Fork Biodiesel, LLC”, “East Fork Biodiesel”, “East Fork”, “the company”, “we”, “us” and “our” refer to East Fork Biodiesel, LLC. References to 2006, 2007, 2008 and 2009 and the like relate to the fiscal year ended September 30th.

We are a producer of biodiesel fuel manufactured from agricultural inputs. Currently, our primary input is refined soybean oil. Our facility is capable of producing 60 million gallons of biodiesel annually in a continuous flow system when in full operation. In addition to biodiesel, we also produce crude grade glycerin as a co-product of the biodiesel manufacturing process.

We were organized on January 5, 2006 as an Iowa limited liability company and we are located in Algona, Iowa. We were formed to pool investors to build a biodiesel and glycerin manufacturing plant.

As explained below, we started production in December 2007 to verify the production capabilities of our new plant and produced test-phase inventory, and then idled the plant due to then-existent adverse market conditions and our subsequent inability to obtain working capital to operate our plant. See Item 6, “Management’s Discussion and Analysis or Plan of Operation”, below. Our planned principal operation has not commenced and we continue to be a development stage company, devoting substantially all of our efforts to establishing our business and obtaining financing to operate a new business.

On September 26, 2006 we entered into a Management and Operational Services Agreement with Renewable Energy Group, LLC (Renewable Energy Group) (Management Agreement) for the management, feedstock procurement and marketing services for our plant.

The overall day-to-day operations management of our facility is the responsibility of Renewable Energy Group. Renewable Energy Group provides us with our operations manager and is responsible to act as our marketer as well as our procurement agent for feedstocks and other critical inputs. Since our plant is not operating, we have not requested that Renewable Energy Group provide us with our general manager, as provided under the Management Agreement.

In exchange for these services, we have agreed to pay Renewable Energy Group a flat monthly fee (flat fee) and a per-gallon rate fee (rate fee). For the first month in which our biodiesel is produced and sold, and for six months thereafter (the initial period), we pay a flat fee of $112,500, plus a $0.0175 rate fee for each gallon of biodiesel produced. For the first month after the initial period, and for six months thereafter, we will pay a flat fee of $172,500, plus a $0.0175 rate fee for each gallon of biodiesel produced. The flat fee and rate fee are adjusted beginning in the month following the first anniversary of our sale of biodiesel and annually for each month thereafter according to a complex formula based on movement in the Consumer Price Index for all-urban consumers, U.S. City Average, All Items, published by the U.S. Department of Labor. In addition to the flat fee and rate fee, the Management Agreement provides for the payment to Renewable Energy Group of a yearly bonus equal to 6% of our net income. On December 1, 2007, we and Renewable Energy Group amended the Management Agreement with the intent to reflect a reduction of the monthly fee to the amount of the compensation costs (including benefits) of our general manager and operations manager while our plant is idle.

The Management Agreement extends through December 31, 2010, but will continue thereafter unless either party gives written notice to the other of a proposed termination date at least twelve months in advance of the proposed termination date.

The strategic direction and overall management of our business, is conducted by our Chief Executive Officer.

On September 15, 2008, our Board of Directors appointed Chris L. Daniel to serve as our Chief Executive Officer. His responsibilities include, as part of his service as our Chief Executive Officer, providing the strategic direction and overall management of our business, including the management of our relationship with Renewable Energy Group, under the terms of our September 8, 2008 Management Services Agreement (Management Services Agreement) with Mr. Daniel’s employer, Renewable Fuels Management, LLC (Renewable Fuels Management).

The Company will pay Renewable Fuels a flat fee of $20,000.00 per month to be paid regardless of the gallons of biodiesel produced for the first 12 months of the Management Services Agreement. The fee structure of the Management Services Agreement will be reviewed in 12 months to determine if adjustments are necessary. Subject to meeting certain performance measurements, the Company will offer, over the course of the Management Services Agreement, up to 2,500 of its membership units to Renewable Fuels through unit purchase options. The purchase price of units to be granted upon achievement of the performance measurements will be $600 per unit. The Management Services Agreement has an initial term of two (2) years, subject to earlier termination by a party upon a change of control, bankruptcy or insolvency of or uncured material breach by the other party and by the Company if Mr. Daniel ceases to be available, fails perform or the Company ceases or suspends production of the plant, each as described in the Management Services Agreement.

On October 10, 2006, we entered into a Design-Build Agreement with REG Construction Services, LLC (Design-Build Agreement), now known as REG Construction & Technology Group, LLC (REG Construction), to design, engineer and build the processing facility.

The Design-Build Agreement provides for the construction of our biodiesel plant at a price of $57,238,000. As of December 31, 2007 the stated price under the Design-Build Agreement had been increased by $1,390,095 to account for change orders; we have made payments totaling $58,339,085 to REG Construction and our total remaining obligation is approximately $289,010.

Based upon mid-December 2008 commodity prices, we estimate the need for $15,000,000 in working capital financing to operate the plant optimally at its full capacity. We believe a facility of less than $10,000,000 would not allow us to operate at meaningful volumes.

We obtained our certificate of substantial completion of our plant on December 6, 2007 from Renewable Energy Group. Our plant is designed to chemically transform triglycerides (fatty acids) into biodiesel (methyl esters). Our primary feedstock is refined soybean oil. The prices of the various commodities we use to make biodiesel represent the majority of our production costs.  See Item 6, “Management’s Discussion and Analysis or Plan of Operation”, below.

The start-up and testing phases of our plant commenced on December 6, 2007. The plant went through normal start-up and reached expected production targets. In December 2007, we processed all of the soybean oil that had been previously purchased. We had our biodiesel independently tested to certify that it meets the American Society for Testing and Materials (ASTM) standards.

Principal Products and Markets

Our business involves the production and marketing of biodiesel and crude glycerin products produced at our plant. Biodiesel is a clean-burning alternative fuel produced from domestic, renewable resources for use in compression ignition (diesel) engines. Biodiesel is comprised of mono-alkyl esters of long chain fatty acids derived from vegetable oils or animal fats. A chemical process called transesterification removes the free fatty acids from the base oil and creates the desired esters. Transesterification is the reaction of vegetable oil or animal fat when combined with an alcohol, such as methanol or ethanol, in the presence of a catalyst. The process yields four products: mono-alkyl ester (biodiesel), glycerin, feed quality fat and methanol, which can be used again in the process. Biodiesel can then be used in neat (pure) form or blended with petroleum diesel. Biodiesel’s physical and chemical properties, as they relate to operations of diesel engines, are similar to petroleum-based diesel fuel. As a result, biodiesel may be used in most standard diesel engines without making any engine modifications.

Co-Products

Glycerin is the primary co-product of the biodiesel production process and equals approximately one pound per gallon of biodiesel produced. Glycerin possesses a unique combination of physical and chemical properties that are used in a large variety of products. It is highly stable under typical storage conditions, and compatible with a wide variety of other chemicals and is non-toxic. Glycerin is an ingredient or processing aid in cosmetics, toiletries, personal care, pharmaceutical and food products. In addition, new uses for glycerin are frequently being discovered and developed due to its versatility. We intend to market our glycerin if our plant is re-started. However, increased production of biodiesel may lead to an oversupply of glycerin and lower glycerin prices. This may affect the market for this product and the profitability of our business.

Biodiesel Markets

Biodiesel is primarily used as fuel for compression ignition (diesel) engines. It is produced using renewable resources and provides environmental advantages over petroleum-based diesel fuel, such as reduced vehicle emissions. Our ability to market our biodiesel is heavily dependent on the price of petroleum-based diesel fuel as compared to the price of biodiesel, as well as to the availability of economic incentives to produce biodiesel.

Wholesale Market / Biodiesel Marketers. The wholesale market includes selling biodiesel directly to fuel blenders or through biodiesel marketers. Fuel blenders purchase neat (B 100) biodiesel from biodiesel production plants, mix it with regular diesel fuel according to specifications and deliver a final product to retailers.

There are very few wholesale biodiesel marketers in the United States. Two examples are World Energy in Chelsea, Massachusetts and REG, Inc. in Ames, Iowa. These companies use their existing marketing relationships to market the biodiesel of individual plants to end users for a fee.

Under the Management Agreement, Renewable Energy Group will market our biodiesel to customers throughout the United States and internationally. The sales and marketing functions include marketing all of our biodiesel, glycerin and fatty acids. The sales and marketing services of Renewable Energy Group include certain transportation services such as: arranging for transportation, logistics and scheduling of biodiesel shipments; where advantageous, arranging for leased tankers for rail shipments; analyzing and auditing bulk transportation providers; overseeing reconciliation of shipments, invoicing and payments on a weekly basis; and providing invoicing and accounts receivable management for biodiesel shipments. Under the terms of the Management Agreement, Renewable Energy Group takes title to the product when loaded for delivery FOB the plant and sells it under Renewable Energy Group’s brandname. Renewable Energy Group will pay us all proceeds received from sales of our products. Renewable Energy Group will remit by electronic transfer to us by the close of business each Wednesday all such proceeds received during the previous seven days. In exchange for these and other services, we pay Renewable Energy Group the flat fee and rate fee (as adjusted, as explained above).

Retail. The retail market consists of biodiesel distribution primarily through fueling stations to transport trucks and jobbers who supply farmers, maritime customers and home heating oil users. Retail level distributors include oil companies, independent station owners, marinas and railroad operators. However, the biodiesel retail market is still in its very early stages as compared to other types of fuel. The present marketing and transportation network must expand significantly in order for us to market our biodiesel effectively.

Government & Public Sector

The government and public sector have increased their use of biodiesel since the implementation of the Energy Policy Act (EPACT) of 1992, amended in 1998, which authorized federal, state and public agencies to use biodiesel to meet the alternative fuel vehicle requirements of EPACT. Although it is possible that individual plants could sell directly to various government entities, it is unlikely that our plant could successfully market our biodiesel through such channels. Government entities have very long sales cycles based on the intricacies of their decision-making and budgetary processes.

New Products

For a description of other products we may be able to produce in our plant, see Item 6, “Management’s Discussion and Analysis or Plan of Operation”, below.

Competition

We operate in a highly competitive environment. Biodiesel is a commodity. It is sold substantially based on price, consistent fuel quality and to a lesser extent delivery service. We compete with large, multi-product companies and other biodiesel plants with varying capacities. Some of these companies can produce biodiesel in a more efficient manner than we can. We must compete for customers with much larger competitors, some of which have more products than we can offer. Many of these competitors have extensive experience and financial and other resources substantially greater than ours. Some of our competitors have soy-crushing facilities and are not reliant upon third parties for their feedstock supply. The National Biodiesel Board estimates that as of September 2008 there were 176 biodiesel companies with the capability of producing biodiesel in the United States. More plants are in various stages of construction, including a few with a larger capacity than we have. Currently, there are approximately 9 plants with 10.0 million gallons of capacity or more in Iowa, other than ours.

Renewable Energy Group, Inc. owns or manages biodiesel plants in Ralston, Farley, Newton, Wall Lake and Washington, Iowa, Seabrook, Texas and Glenville, Minnesota. We have entered into a Management Agreement with Renewable Energy Group, and its affiliate, REG Construction, built and designed our plant. We are dependent on Renewable Energy Group and it is a direct competitor of ours. Renewable Energy Group, Inc. is in various stages of construction of a number of sizeable biodiesel refineries.

Sources and Availability of Raw Materials

The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 75% to 90% of the overall cost of producing biodiesel. As a result, increased prices for feedstock greatly impact the biodiesel industry. Soybean oil is the most abundant oil feedstock available in the United States. The 20-year average price for soybean oil is approximately $0.24 per pound. Prices have been quite volatile in recent years – most notable is soybean oil and methanol (which is used to a much lesser degree than soybean oil). Since March 2007, soybean oil has traded in a range of less than $0.30 to over $0.65 per pound delivered to Algona. As of mid-December 2008, refined soybean oil delivered to Algona would be priced near $0.34 per pound, according to The Jacobsen®.

The market price for biodiesel has been equally volatile: in March 2007, the Upper Midwest market price for biodiesel was approximately $2.89 per gallon and spiked over $5.20 per gallon in late-July 2008, approximately an 80% increase; pricing as of mid-December 2008 has retreated to near $2.70 per gallon, according to The Jacobsen®.  As indicated, soybean oil prices have decreased over the last several months and the market price of biodiesel has also decreased with the fall in the price of petroleum diesel. Although we would have been able to operate at positive margins throughout several months of 2008 if operating capital had been available to us, we would have been unable to operate the plant profitably given the specific market conditions present in mid-December 2008.

Since March 2007, methanol pricing has ranged from $1.10 per gallon to $1.80 per gallon delivered to Algona in late-July 2008, to $1.50 delivered price in mid-December 2008.

Under the Management Agreement, Renewable Energy Group acquires feedstock and basic chemicals necessary for the operation of the plant, and these services include:

•	Procure all feedstocks necessary for production;

•	Provide analysis and audit of feedstock suppliers;

•	Purchase feedstocks at competitive prices meeting specifications and in adequate quantities to fill our production schedule;

•	Negotiate for discounts where obtainable on feedstocks;

•	Arrange for transportation, logistics and scheduling of feedstock deliveries;

•	Provide analysis and audit of bulk transportation providers;

•	Procure all basic chemicals necessary for our production;

•	Perform due diligence requirements for investigation of our chemical suppliers;

•	Provide analysis and audit of our chemical suppliers;

•	Purchase our chemicals at competitive prices meeting specifications for our use;

•	Negotiate for discounts where obtainable on chemicals;

•	Procure adequate chemicals to meet our production schedules;

•	Provide analysis and audit of bulk transportation suppliers; and

•	Arrange for transportation, logistics and scheduling services for delivery of our chemicals.

In exchange for these and other services, we pay Renewable Energy Group the flat fee and rate fee (as adjusted, as explained above). As noted, Renewable Energy Group is a competitor of ours and provides these same services to our competitors. If Renewable Energy Group cannot purchase adequate feedstock and chemicals at reasonable prices when we are able to operate our plant, we may not be able to purchase adequate amounts of alternative feedstock at reasonable prices and we may not be able to successfully operate our plant or have to suspend operations, either temporarily or permanently.

Dependence on One or a Few Customers

As indicated, under the Management Agreement, Renewable Energy Group will market our biodiesel to customers throughout the United States and internationally. Once we commence normal operations, our strategic plan contemplates that most of our customers will come from the United States, as a result of Renewable Energy Group’s marketing efforts on our behalf. Our loss of Renewable Energy Group as our marketer could have a materially negative impact on our revenues. We presently have no alternative marketers to Renewable Energy Group, but believe alternative marketing firms would be available to us if such a situation arises.

Patents, Trademarks, Etc.

We have no patents, trademarks (other than our common law rights to our East Fork mark and design), non-governmental licenses, franchises or concessions, royalty agreements or labor contracts.

Governmental Regulation and Federal Biodiesel Supports

The biodiesel industry is dependent on economic incentives to produce biodiesel, including federal renewable fuel supports. The federal laws benefiting the biodiesel industry may lead to increased demand for biodiesel in the United States over the next 10 years.

Federal biodiesel supports are contained in the Energy Policy Act of 2005. The 2005 Act, among other things, creates a 7.5 billion gallon renewable fuels standard. The renewable fuels standard requires refiners to use several billion gallons of renewable fuels each year following enactment increasing to 7.5 billion gallons by 2012. U.S. Environmental Protection Agency rules require that a specified percentage of all the gasoline sold or dispensed to United States motorists starting in the year 2007 be renewable fuel. It is unclear how much the 2005 Act will benefit the biodiesel industry, because experts believe that ethanol producers will receive most of the benefits.

The Energy Independence and Security Act of 2007 expands the existing renewable fuels standard to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. Only a portion of the renewable fuel used to satisfy the expanded renewable fuels standard may come from conventional corn-based ethanol. The 2007 Act requires that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels, such as ethanol derived from cellulose, sugar or crop residue and biomass-based diesel, increasing to 21 billion gallons in 2022. The 2007 Act also includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to 1 billion gallons by 2012.

The 2007 Act sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. It is unclear how much increase in demand for biodiesel will occur because of the likelihood that most of the additional demand will be satisfied by corn-based ethanol and other types of ethanol, including cellulose-based ethanol.

The Energy Policy Act of 2005 also created a new credit for small agri-biodiesel producers, which is similar to the small ethanol producers’ credit. Producers with an annual capacity not exceeding 60 million gallons are eligible to receive a credit of $0.10 per gallon for up to 15 million gallons of agri-biodiesel produced. The agri-biodiesel must (1) be sold by such producer to another person: (A) for use by such other person in the production of a qualified biodiesel mixture in such person’s trade or business (other than casual off-farm production); (B) for use by such other person as a fuel in a trade or business; or (C) who sells such agri-biodiesel at retail to another person and places such agri-biodiesel in the fuel tank of such other person; or (2)

be used or sold by the producer for any of the foregoing purposes. Because we expect to be classified as a partnership for tax purposes, we would expect to pass the tax credits through to our members. Our members would then be able to report and utilize the tax credits on their own income tax returns. When operational, we anticipate that our plant will produce 60 million gallons of biodiesel annually. Thus, we expect to be eligible for the credit. However, if our production exceeds production limits of 60 million gallons a year, we will be ineligible for the credit.

The Alternative Fuel Refueling Infrastructure Tax Credit was also established as part of the 2005 Act. This provision establishes a tax credit for the installation of certain qualifying fueling infrastructure that dispense alternative fuel, including biodiesel blends B20 and higher.

On October 3, 2008, the Emergency Economic Stabilization Act was signed into law and provided, effective upon enactment, for extension of certain income tax credits:  the volumetric biodiesel credit, known as the Blenders Credit, and the small producer tax credit that make up the biodiesel tax incentives. The extension is for one year through December 31, 2009. Although Congress may further extend or make permanent these credits under the 2008 Extension, there is no assurance that the tax credit will be extended beyond 2009. In 2008, our federal incentives in the form of Blenders Credits were $994,804. The 2008 Extension also provided, effective January 1, 2009, that all biodiesel, including that produced from yellow grease, qualifies for the $1.00 per gallon biodiesel incentive. The 2008 Extension further provides, effective upon enactment, that the $1.00 renewable diesel tax incentive excludes co-processed renewable diesel.

In 2001, the U.S. Department of Agriculture established the Commodity Credit Corporation (CCC) Bioenergy Program. Under the program, the CCC makes payments to eligible bioenergy producers to encourage increased purchases of agricultural commodities for the purpose of expanding production of bioenergy, including biodiesel, and to encourage the construction of new production capacity. The 2002 Farm Bill continued the program through fiscal year 2006, providing $150 million annually. The 2008 Farm Bill reauthorizes the program, providing $300 million in mandatory funding for the program over the 5-year duration of the Farm Bill. The program provides support to, among others, biodiesel producers to help offset feedstock costs.

In addition, the 2008 legislation authorizes an additional $25 million in funding each year from fiscal year 2009 through fiscal year 2012, subject to Congress providing this additional funding during the course of the annual appropriations process.

Producers with a production capacity smaller than 150 million gallons will be eligible for 95% of the money provided by the program; those with a capacity over 150 million gallons will qualify for 5% of program funds.

The 2008 legislation allows the Secretary of Agriculture to structure the program in a manner that will allow all gallons of production to qualify for the program.

Also, the 2008 Farm Bill reauthorizes the Biodiesel Education Program at $5 million over 5 years, or $1 million per year. The program provides funding to support increased fuel quality measures, increase acceptance of biodiesel by engine and equipment manufacturers, petroleum partners, users and the general public.

Environmental Matters

Our biodiesel operations are subject to numerous federal, state and local laws and regulations covering air, water and other matters. We have all of the necessary permits to begin plant operations. REG Construction has obtained all of the permits required to construct the plant. As of September 30, 2008, we have not incurred any material expense in complying with any environmental laws, including the costs of obtaining environmental permits. Nevertheless, changes in existing environmental laws and regulations or their interpretations could have a significant impact on the results of our operations as well as our industry in general. We are unable to predict the ultimate cost and effects of future changes in environmental laws and regulations.

Employees

As of September 30, 2008, we had four (4) full-time employees, plus our Operations Manager provided by Renewable Energy Group and our Chief Executive Officer provided by Renewable Fuels Management. None of our employees is covered by a collective bargaining agreement.

Under the terms of the Management Agreement with Renewable Energy Group, we were furnished with a General Manager and Operations Manager to direct the operations of our plant. The General Manager and Operations Manager are employees of Renewable Energy Group. Renewable Energy Group hired Dave Rosenmeyer to serve as our General Manager of our facility and Lance White as our Operations Manager. Renewable Energy Group provides for the compensation of our General Manager and Operations Manager, and such compensation is part of the monthly fees we pay to Renewable Energy Group under the Management Agreement. On April 21, 2008, Mr. Rosenmeyer resigned his employment with Renewable Energy Group and his position as our General Manager under the Management Agreement to accept a position with a former employer. Since our plant remains idle, we have not requested Renewable Energy Group to provide a new General Manager.

However, since September 15, 2008, Chris L. Daniel has served as our Chief Executive Officer and has generally performed the responsibilities of our General Manager, succeeding Kenneth M. Clark, our President, who served as our interim General Manager following Mr. Rosenmeyer’s departure.

Item 1A.	Risk Factors.

Our business is subject to numerous risk factors, including the following:

Deterioration in U.S. and global credit and financial markets has had and may continue to have a material adverse impact on our business. The recent unprecedented deterioration in the U.S. and global credit and financial markets, coupled with the distressed biodiesel business, has negatively impacted our ability to obtain working capital financing to re-start our plant amid a severe tightening of credit and liquidity. As a result, we are experiencing serious cash flow problems, threatening our survival and the investment of our members. In conjunction with the financial crisis, oil prices have been dropping rapidly as demand for fuel has decreased. Although demand for biodiesel typically declines in colder winter months due to its cold flow properties, we believe that these factors have contributed to an even greater decrease in demand for biodiesel, which may persist throughout all or parts of 2009. We are uncertain how long and to what extent these economic troubles may negatively affect biodiesel demand in the future. If demand for biodiesel declines our ability to start-up operations and operate profitably will be adversely impacted. We do not expect that the difficult economic conditions, and their effect on us, are likely to improve significantly in the near future, and any continuation or worsening of the credit crisis, or even the fear of such a development, could intensify for us the adverse effects of these difficult market conditions.

Several biofuels companies throughout the country have recently filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code due to industry and economic conditions, and we may also be forced to consider filing for bankruptcy protection in the event that economic conditions and our liquidity problems do not improve. In November 2008, Freedom Fuels, LLC, a biodiesel plant located near Mason City, Iowa, filed a Chapter 11 bankruptcy petition. Other biofuel companies have made such filings, including one of the country’s largest ethanol producers, VeraSun Energy Corporation, which filed for Chapter 11 bankruptcy protection on October 31, 2008. Unfavorable worldwide economic conditions, the decreasing availability of credit and volatile biofuel prices and input costs have likely contributed to the necessity of these bankruptcy filings. We, too, are experiencing liquidity problems due to our inability to secure working capital and low cash reserves. If our current liquidity problems persist, we may also have to consider bankruptcy as an option to cope with our financial difficulties. This could reduce or eliminate the value of our members’ investments in our company.

Our independent registered public accounting firm has raised doubts about our ability to continue as a going concern, and if we are unable to continue our business, our units may have little or no value.  We are a party to a Master Loan Agreement dated January 3, 2007 (Credit Agreement), as amended by the Loan Restructuring Agreements (referred to in Item 6, “Debt Financing,”  below) entered into on June 17, 2008, with Farm Credit Services of America, FLCA (Farm Credit).  Our various loans referred to in this report may at times be referred to individually or collectively as the Credit Agreement.  Through September 30, 2008, we were in the development stage, have undertaken significant borrowings to finance the construction of the biodiesel plant and have experienced a significant volatility in the cost of soybean oil which is currently the primary ingredient in our planned production of biodiesel. As a result of the high cost of soybean oil, we suspended plant operations in December 2007 after initial testing and production start-up.  Soybean oil prices have decreased over the last several months, the market price of biodiesel has also decreased with the fall in the price of petroleum diesel. Although we would have been able to operate at positive margins throughout several months of 2008 if operating capital had been available to us, we would have been unable to operate the plant profitably given the specific market conditions present in mid-December 2008. The doubts raised by our independent registered public accounting firm about our ability to continue as a going concern as well as ongoing market volatility and limits on the inputs we are able to utilize continue to impede our ability to obtain working capital financing.  As of  September  30,  2008,  we had  current  assets of  approximately  $299,000.  We project  that these assets,  along with draws on the  Credit Agreement,  will allow us to fund  continued  plant shutdown as well as required Farm Credit  principal  and interest  payments  through March 2009.  However, we project that in April 2009,  or at the latest in May 2009,  we will need to borrow or raise  additional funds to avoid a default  under our Credit Agreement  with Farm  Credit and secure  working capital  financing,  as we will exhaust the remaining funds available under our $24,500,000  Restated Term Loan  Agreement by such time.

Thus, we face significant liquidity obstacles that raise substantial doubt about whether we will continue as a going concern.

To address our liquidity challenge, we are exploring various alternatives to infuse capital into our business including alliances, partnerships and mergers with other entities, as well as pursuing avenues to obtain additional financing or raise additional capital. Additionally, we have examined alternatives to allow utilization of a wider range of oil sources in our process which allow us to operate the plant profitably in a wider range of market conditions. To that end, we have made modifications to the facility that will allow the handling and utilization of refined animal-based inputs. We cannot predict the outcome of these efforts.

As our Board of Directors has determined that it is necessary to raise additional capital, the doubts relating to our ability to continue as a going concern expressed by our independent registered public accounting firm in the accompanying financial statements may make it difficult, if not unlikely given the unstable world economic, financial and credit market conditions that have been present throughout the last several months, to raise the necessary working capital. If we are unable to raise the necessary working capital to operate our plant profitably, our members could lose some or all of their investment.

We may be required to write down our long-lived assets and these impairment charges would adversely affect our operating results.  We account for the impairment of long-lived assets to be held and used in accordance with Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (FAS144).  In accordance with FAS 144, an asset (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value. Fair value is generally determined based upon estimated discounted future cash flows. At September 30, 2008 the carrying amount of our fixed assets is $57.7 million. In determining if there has been an impairment, we have projected future cash flows assuming that we are able to obtain sufficient working capital to begin operating our plant.  If because of our current liquidity issues we have to reconsider our plans, the projected cash flows could change requiring the assets to be adjusted to the estimated fair value.  As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

If we are forced to continue to delay commencement of operations of our plant for any reason, we will likely have no ability to produce revenue. We do not have any source of revenues other than production of biodiesel and glycerin at our biodiesel plant.

As of  September  30,  2008,  we had  current  assets of  approximately  $299,000.  We project  that these assets,  along with draws on the  Credit Agreement,  will allow us to fund  continued  plant shutdown as well as required Farm Credit  principal  and interest  payments  through March 2009.  However, we project that in April 2009,  or at the latest in May 2009,  we will need to borrow or raise  additional funds to avoid a default  under our Credit Agreement  with Farm  Credit and secure  working capital  financing,  as we will exhaust the remaining funds available under our $24,500,000  Restated Term Loan  Agreement by such time, unless a lender, financing source or other capital infusion source commits to provide sufficient working capital to operate our plant. If the plant does not commence production operations at a profitable level within our third quarter of 2009, we will likely not be able to continue our operations and our members could lose some or all of their investment.

If we are unable to generate cash liquidity sufficient to service our significant debt levels and comply with or obtain amendments or waivers of our other financial obligations under our Credit Agreement, our ability to make principal and interest payments and avoid a default under our Credit Agreement if our plant continues to remain idle will be impacted. There are significant potential consequences under the Credit Agreement if we default in our payments and such default is not remedied or subject to forbearance. Many of those consequences are beyond our control. The occurrence of one or more defaults in our payments would give rise to the right of Farm Credit to exercise its remedies under the Credit Agreement, including, without limitation, the right to accelerate all outstanding debt and take actions authorized in such circumstances under applicable collateral security documents, any of which could impair our ability to operate our business, and force us to seek bankruptcy court relief. The Credit Agreement is on file at the offices of the Securities and Exchange Commission and can be accessed via the EDGAR system.

Our business is highly sensitive to commodity prices, especially soybean oil prices which may materially affect our ability to operate the plant. Our financial performance will depend significantly on soybean oil prices, and generally we will not be able to pass on increases in input prices to our customers. Our biodiesel production will require substantial amounts of soybean oil, which is tied to the price of soybeans.

The price of soybeans is influenced by general economic and market conditions, weather conditions, farmer planting decisions, domestic and foreign government farm programs, policies and incentives, global demand and supply and quality, all of which are substantially beyond our ability to control or influence. Changes in the price of soybeans and soybean oil will significantly affect our business. Generally, higher soybean and soybean oil prices will produce lower profit margins. This is especially true if market conditions do not allow us to pass along increased soybean oil costs to our customers. The price of soybeans has fluctuated significantly in the past and may fluctuate significantly in the future. If soybean oil prices do not track up and/or down with biodiesel sales prices our profitability will suffer because of the higher cost of operating our plant and will make biodiesel production unprofitable. See Item 1, “Description of Business”, above.

We have a history of losses and may not ever operate profitably. We have incurred an accumulated net loss of $6,799,901, from our inception in January 2006 through September 30, 2008. There is no assurance that we will be successful in our efforts to operate our plant or to do so profitably, given volatile market conditions and our inability to obtain working capital.

Limited operating history; anticipated losses; uncertainty of future results. Since our inception in January 2006 through September 30, 2008, we had no revenues or earnings from operations, other than

$4,646,055 that was secured from the sale of 1,100,000 gallons of product produced during our testing phase. We have no operating history upon which an evaluation of our operations and our prospects can be based. Our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development. This is particularly true for us in light of our inability to obtain working capital financing which, coupled with market conditions as of mid-December 2008, precludes profitable operation of our plant. To the extent that our significant start-up expenses are not subsequently followed by commensurate revenues, our business, operating results and financial condition will be materially adversely affected. There can be no assurance that we will be able to generate sufficient revenues from the sale of our products once we begin operations.

Distributions.  We have not declared or paid any distributions on our units to our members. Revenues generated from our operations will be distributed to our members by our directors, in their discretion, in proportion to units held subject to, and to the extent permitted by, any loan covenants or restrictions on such distributions agreed to by us in any loan agreements with our lenders in effect from time to time, and our being profitable at such time. Our directors will endeavor to provide for cash distributions at such times and in such amounts as will permit our members to make timely payment of income taxes, subject to, and to the extent permitted by, any loan covenants or restrictions on such distributions agreed to by us in any loan agreements with our lenders from time to time in effect, and our being profitable at such time.

Our Credit Agreement restricts our ability to declare or pay dividends, make any distribution of assets to the members, purchase, redeem, retire or otherwise acquire for value any of our capital stock, or allocate or otherwise set apart any sum. The only exception is that in any fiscal year we may distribute to our members up to 40% of our net profits (as defined) for each fiscal year after receipt of our audited financial statements for the pertinent fiscal year, provided that we are and will remain in compliance with all loan covenants, terms and conditions. Also, in each fiscal year, we may make a distribution in excess of 40% of the net profit for such fiscal year if we have made the required “Free Cash Flow” payment to Farm Credit for such fiscal year. However, in order to do so, we must remain in compliance with all loan covenants, terms and conditions on a pro forma basis net of said additional payment.

Our business is not diversified. Our success depends largely upon our ability to profitably operate our biodiesel plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our biodiesel plant and manufacture biodiesel and glycerin. As noted, we are exploring various alternatives including evaluating alternatives for using animal fat or corn oil as our primary raw material rather than refined soybean oil, obtaining additional financing or raising additional capital. However, we cannot predict the outcome of these alternatives. If we are unsuccessful, we have no other line of business to fall back on if the biodiesel and glycerin business declines or if we cannot operate our biodiesel plant profitably for an extended period of time. Should we continue to experience difficulty operating our plant and are unable to obtain working capital, the value of our units may decrease or be eliminated.

Our results of operations and financial condition are significantly affected by the cost and supply of feedstock. Changes in the price and availability of feedstock will be subject to and determined by market forces over which we have no control. Under the Management Agreement, Renewable Energy Group has agreed to procure adequate quantities of feedstock for our plant at competitive prices. We will still pay for our feedstock, however, and may pay varying prices for it, depending upon the terms under which Renewable Energy Group can obtain feedstock. Because there is not a direct correlation between the cost of feedstock and the price of biodiesel, we cannot pass along increased feedstock costs to our biodiesel customers. In order to stay competitive in the diesel industry, biodiesel must be competitively priced with petroleum-based diesel. Biodiesel prices fluctuate more in relation to petroleum-based diesel market prices than with feedstock market prices. As a result, increased feedstock costs may result in decreased profitability. If we experience a sustained period of high feedstock costs, such pricing may reduce our ability to generate revenues and our profit margins may significantly decrease or be eliminated which could decrease or eliminate the value of our units.

An investigation by the European Commission into whether the United States biodiesel industry has been engaging in unfair trade practices could lead to the imposition of duties or tariffs on biodiesel imported into Europe, which could cause a significant decrease in the demand for biodiesel produced in the United States. International sales, particularly sales in Europe, could be a significant portion of our revenues. The European Union (EU) recently announced plans to launch anti-subsidy and antidumping investigations on U.S. biodiesel imports into Europe. Based on complaints from the European Biodiesel Board (EBB), the European Commission claims that U.S. biodiesel producers, after claiming maximum U.S. subsidies for B99 biodiesel, have been dumping biodiesel in the European market, where it may also be eligible for European subsidies.

The European Commission contends that these factors have adversely affected the European biodiesel industry, causing adverse effects on the prices and market share of European biodiesel producers. The EBB claims that subsidized B99 exports are a trade practice that breaches World Trade Organization rules. If the findings of the investigation indicate that taking action is justified, the European Commission would likely impose duties or tariffs on biodiesel imported into the EU. If duties or tariffs are imposed on biodiesel exported to Europe, this may significantly increase the selling cost of the biodiesel in European markets, making it difficult or impossible for companies in the United States to compete with European biodiesel producers. Additionally, the European Commission may also impose a punitive injury margin on future biodiesel imports into Europe for a certain fixed amount of time. Any future imposition of duties or tariffs on European biodiesel exports could significantly harm our revenues and financial performance, if we are able to re-start our plant.

We will be in competition with Renewable Energy Group, our provider of management and operation services, which could place us at a competitive disadvantage and cause a conflict of interest for Renewable Energy Group. Based on our agreements with Renewable Energy Group, we anticipate being highly dependent on Renewable Energy Group to procure our inputs and market our products. We are highly dependent on Renewable Energy Group’s experience and staffing of our plant, including the general manager and operations manager, until we are able to hire new employees. Also, Renewable Energy Group will train our employees in operation of our plant. Further, we are utilizing Renewable Energy Group to assist us in exploring various alternatives to soybean oil and uses of our plant. Renewable Energy Group, Inc. operates its own biodiesel production facilities and anticipates increasing its biodiesel production through wholly-owned and third-party managed biodiesel plants in the future. See Item 1, “Description of Business”, above. This means that Renewable Energy Group and Renewable Energy Group, Inc. will be in competition with us in many aspects of our business, including feedstock procurement and biodiesel production and marketing. We also have to compete with Renewable Energy Group for employees. Because Renewable Energy Group, Inc. operates its own biodiesel production facilities and will compete with us in many aspects of our business, Renewable Energy Group may have a conflict of interest as our key service provider. Even with our agreements with Renewable Energy Group, there is no assurance that its performance of these services is not compromised by its own biodiesel production operations.

We have limited experience in the biodiesel industry, which increases the risk of our inability to operate the biodiesel plant. We are presently, and will likely continue to be, dependent on our Chief Executive Officer provided by Renewable Fuels Management, some of our directors and our operations manager provided by Renewable Energy Group to operate the biodiesel plant. Most of our directors are experienced in business generally, but have limited or no experience in operating a biodiesel plant or in governing and operating a public company. Most of our directors have no expertise in the biodiesel industry. This lack of experience could result in the loss of all or substantially all of our member’s equity interest. Our board has taken steps to mitigate this risk by engaging a Chief Executive Officer with a background in biodiesel production as well as manufacturing operations.

The loss of key management could negatively affect our business. We are dependent on a number of key management and other employees, including Chris Daniel, our Chief Executive Officer and our operations manager who is provided under the Management Agreement with Renewable Energy Group. We do not maintain key person insurance on any employee. We may have difficulty in attracting and retaining a replacement for Mr. Daniel should he leave us. Likewise, Renewable Energy Group may have difficulty in retaining its operation manager or attracting replacement for our Chief Executive Officer or our Operations Manager, should either leave us, or providing additional personnel to operate our plant until we hire the necessary employees. In addition, if our plant remains idle for an extended period of time, we may have difficulty retaining our operations manager provided by Renewable Energy Group, even if we have sufficient funds to meet our limited payroll. Our eventual success is also dependent on our ability to attract and retain qualified employees to meet our operational needs. We face competition for qualified employees, many of whom are subject to offers from competing employers. We may not be able to attract and retain necessary employees to operate our business. This lack of experience could result in the loss of all or substantially all of our member’s equity interest.

We engage in hedging transactions which involve risks that can harm our business. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on soybean oil in the biodiesel production process. We have sought to minimize the risks from fluctuations in the prices of soybean oil and the price of biodiesel through the use of hedging instruments.

Hedging means protecting the price at which we will buy feedstock and the price at which we will sell our products in the future. The effectiveness of our hedging strategies is dependent on the cost of soybean oil and our ability to sell sufficient amounts of our products to use all of the soybean oil for which we have futures contracts. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high soybean oil prices. We have entered into derivative contracts to hedge our exposure to price risk related to forecasted soybean oil purchases and forecasted biodiesel sales, as permitted under our hedging and risk management policy. We have a trading account with FC Stone LLC to facilitate our trades.

We recognized a net loss of $119,530 and $724,166 during the year ended September 30, 2008 and 2007 respectively, as noted in our accompanying financial statements. Although we believe our derivate positions are economic hedges, none have been designated as hedges for accounting purposes. Therefore, derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in the statement of operations. There was no derivative activity since the period ended March 31, 2008.

Our officers and our Board of Directors, with the assistance of Renewable Energy Group, are responsible for making hedging decisions. We have created a hedging committee made up of directors to address our hedging needs, when and if necessary, and the committee also consults with Renewable Energy Group on hedging decisions.

Hedging activities themselves can result in costs because price movements in soybean oil contracts are highly volatile and are influenced by many factors that are beyond our control. There are several variables that could affect the extent to which such derivative instruments as soybean oil contracts are impacted by price fluctuations in the cost of soybean oil. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price. We may incur such costs and they may be significant.

Our reliance upon third parties for feedstock supply may hinder our ability to profitably produce our biodiesel. In addition to being dependent on the availability and price of feedstock supply, we will be dependent on relationships with third parties, including feedstock suppliers. Under the Management Agreement with Renewable Energy Group, Renewable Energy Group anticipates acquiring our feedstock from third parties. Assuming that Renewable Energy Group can establish feedstock relationships, suppliers may terminate those relationships, sell to other buyers, or enter into the biodiesel manufacturing business in competition with us. Renewable Energy Group has already encountered difficulty in obtaining enough feedstock for other plants to operate at full capacity. Suppliers may not perform their obligations as agreed, and we may be unable to specifically enforce our agreements. This could negatively affect our ability to generate revenue and may reduce or eliminate the value of our units.

We will be dependent on others for sales of our products, which may place us at a competitive disadvantage and reduce profitability. We do not intend to have a sales force of our own to market our biodiesel and glycerin. Under the Management Agreement, Renewable Energy Group will market our biodiesel and our glycerin. If Renewable Energy Group breaches the contract or does not have the ability, for financial or other reasons, to market all of the biodiesel we produce, we will not have any readily available means to sell our biodiesel. Our lack of a sales force and reliance on third parties to sell and market our products may place us at a competitive disadvantage. Our failure to sell all of our biodiesel and glycerin products may result in less income from sales, reducing our revenue, which could decrease or eliminate the value of our units.

Our risk of excess capacity in our industry. The rapid increase in new biodiesel plants or decreases in the demand for biodiesel and glycerin, our co-product, may result in excess production capacity which could decrease our revenues and adversely impact our financial condition.

Our availability of adequate supply of feedstock. The biodiesel manufacturing industry is a feedstock limited industry. As more plants are developed and go into production there may not be an adequate supply of feedstock to supply the demands of the industry, which could threaten the viability of our plant.  The Management Agreement with Renewable Energy Group does not address feedstock allocation between Renewable Energy Group and its other customers which could lead to insufficient soybean oil to operate our plant and negatively affect our financial condition.

Our risk from larger competitors. The biodiesel industry is becoming increasingly competitive and we will compete with larger, better financed entities which could impact our ability to operate profitably.

Our risk of loss of tax credits. Loss of favorable tax benefits for biodiesel production could hinder our ability to operate at a profit and reduce the value of our units.

We expect to be taxed as a partnership. However, if we are taxed as a corporation we could be subject to corporate level taxes which could decrease our net income, if any, and decrease the amount of cash available to distribute to our members. We expect that our company will continue to be taxed as a partnership. If we are not taxed as a partnership, our company could be liable for corporate level taxes which would decrease our net income, if any, which may decrease the cash we have to distribute to our members.

Members may be allocated a share of our taxable income that exceeds any cash distributions received; members may have to pay this tax liability using their personal funds. We expect to continue to be taxed as a partnership. This means members are allocated a percentage of our taxable income or loss based on their ownership interest in our company. Members may have tax liability based on their allocation of this income, if any. We may make distributions that are less than the amount of tax members owe based on their allocated percentage of our taxable income. If this is the case, members would have to satisfy this tax liability using their personal funds.

If we are audited by the IRS resulting in adjustments to our tax returns, this could cause the IRS to audit members’ tax returns, which could lead to additional tax liability for our members. The IRS could audit our tax returns and could disagree with tax decisions we have made on our returns. This could lead to the IRS requiring us to reallocate items of income, gain, losses, deductions or credits that could change the amount of our income or losses that were allocated to members. This could require adjustments to members’ tax returns and could lead to audits of members’ tax returns by the IRS. If adjustments are required to members’ tax returns, this could lead to additional tax liabilities for members as well as penalties and interest being charged to members.

Unfavorable changes in government regulation could harm our business. Our business and products are subject to extensive federal, state and local laws, regulations and administrative practices, including financial incentives to help our business develop and encourage biodiesel production. The elimination or reduction of tax incentives to the biodiesel industry could reduce the market for biodiesel, which could reduce revenues by making it more costly or difficult to produce and sell biodiesel. This could result in the failure of our business and could reduce or eliminate the value of our units. We cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, reduction or loss of favorable tax benefits or disparate federal, state and local regulatory schemes would have on our business in the future.

Lack of market for our membership units. To maintain our partnership tax status, our units may not be traded on an established securities market or readily tradable on a secondary market. We do not expect to list our units on the New York Stock Exchange, the NASDAQ Stock Market or any other stock exchange. Accordingly, our members may have difficulty reselling any of their membership units.

Item 2.	Description of Property.

Our property consists primarily of our plant and the real estate upon which the plant sits near Algona, Iowa. The plant is fully operational, but currently idle. The plant site is approximately 45 acres, located 1 mile east of Algona, Iowa, and is approximately 50 miles from Interstate 35. The site is adjacent to the main line of the Iowa Chicago & Eastern Railroad, which serves the plant. The plant consists of the following buildings:

•	Principal office building;

•	Processing building;

•	Maintenance building;

•	Waste water treatment facility; and

•	Storage tank farm.

The site also contains improvements such as rail tracks and a rail spur, landscaping, drainage systems, a water storage facility and paved access roads. Construction of the plant was substantially complete in December 2007.

As noted below, our Credit Agreement is secured by a mortgage and security agreement in favor of Farm Credit creating a first lien on substantially all of our plant property and equipment.

Item 3.	Legal Proceedings.

From time to time in our normal course of business, we are a party to various legal claims, actions and complaints. Currently, we do not have any pending litigation that we consider material.

Item 4.	Submission of Matters to a Vote of Security Holders.

On August 26, 2008, we conducted the 2008 Annual Meeting of Members. The members approved five proposals, one involving election of directors and four that relate to or amend our Operating Agreement, effective January 26, 2006 (as amended by the members on May 4, 2006) (Operating Agreement).

1. The following are the number of votes cast by the members on the nominees for election of directors:

Michael L. Kohlhaas	For 22,787	Against 1,003	Abstain	1,644
Jack W. Limbaugh, Jr.	For 23,004	Against 989	Abstain	1,341
Daniel Muller	For 22,724	Against 1,219	Abstain	1,391
Michael L. Duffy	For 22,867	Against 991	Abstain	1,476
Allen A. Kramer	For 22,996	Against 984	Abstain	1,354
Dean Ulrich	For 22,805	Against 946	Abstain	1,583
Lennon Brandt	For 22,759	Against 1,104	Abstain	1,471
Kenneth M. Clark	For 22,902	Against 1,160	Abstain	1,272
James A. Meyer	For 22,805	Against 1,012	Abstain	1,517

2. The following are the number of votes cast by the members on Proposal 2 – Amendment of East Fork’s Operating Agreement to Allow the Board of Directors to Increase or Decrease the Number of Directors:

For 22,083	Against 2,934	Abstain	317

3. The following are the number of votes cast by the members on Proposal 3 – Amendment of East Fork’s Operating Agreement to Remove the Requirement of Unanimous Membership Approval to File for Bankruptcy Relief.

For 19,532	Against 4,973	Abstain	829

4. The following are the number of votes cast by the members on Proposal 4 – Approve an Increase in East Fork’s Authorized Membership Units.

For 22,224	Against 2,898	Abstain	212

5. The following are the number of votes cast by the members on Proposal 5 – Approve the Issuance of Authorized Membership Units Without a Minimum Purchase Price per Unit.

For 17,255	Against 7,197	Abstain	882

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

We have only one class of membership units. Our membership units are not traded on any public market.

Unit Holders

As of December 1, 2008, we have 1,658 unit holders of record and 49,159 units issued and outstanding.

Distributions

We have not declared or paid any distributions on our units to our members. Revenues generated from our operations will be distributed to our members by our directors, in their discretion, in proportion to units held subject to, and to the extent permitted by, any loan covenants or restrictions on such distributions agreed to by us in any loan agreements with our lenders in effect from time to time, and our being profitable at such time. Our directors will endeavor to provide for cash distributions at such times and in such amounts as will permit our members to make timely payment of income taxes, subject to, and to the extent permitted by, any loan covenants or restrictions on such distributions agreed to by us in any loan agreements with our lenders from time to time in effect, and our being profitable at such time.

Our Credit Agreement restricts our ability to declare or pay dividends, make any distribution of assets to the members, purchase, redeem, retire or otherwise acquire for value any of our capital stock, or allocate or otherwise set apart any sum. The only exception is that in any fiscal year we may distribute to our members up to 40% of our net profits (as defined) for each fiscal year after receipt of our audited financial statements for the pertinent fiscal year, provided that we are and will remain in compliance with all loan covenants, terms and conditions. Also, in each fiscal year, we may make a distribution in excess of 40% of the net profit for such fiscal year if we have made the required “Free Cash Flow” payment to Farm Credit for such fiscal year.

However, in order to do so, we must remain in compliance with all loan covenants, terms and conditions on a pro forma basis net of said additional payment.

Options, Warrants or Convertible Securities

Under the terms of our Management Services Agreement with Renewable Fuels Management, we will offer, over the course of the Management Services Agreement, up to 2,500 of our membership units to Renewable Fuels Management through unit purchase options, subject to Renewable Fuels Management meeting certain performance measurements. The purchase price of units to be granted upon achievement of the performance measurements will be $600 per unit. Except for these options granted to Renewable Fuels Management, we have no outstanding options or warrants to purchase, or securities convertible into, our membership units.

Except as noted in the table below, we have not offered any compensation plans under which equity securities are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Information as of September 30, 2008 with respect to equity compensation plans is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders	0		$0.00	0

Equity compensation plans not approved by security holders	4,550	(1)(2)(3)	(1)(2)(3)	0	(3)

(1)

In connection with an individual compensation arrangement, on October 16, 2006 our Board of Directors issued 50 units valued at $1,000 per unit to Ag Visions in lieu of cash payment of $50,000 for consulting services we received from Ag Visions. In March 2006, we entered into a consulting agreement with Ag Visions to serve as our Project Consultant. The fee for the service was $3,200 per month, plus bonuses for reaching certain milestones relative to the signing of the consulting agreement, completion of our business plan, obtaining our loan commitment, achieving our loan closing and the starting of our equity drive. For fiscal year 2006, we incurred consulting charges of $132,258, which includes $50,000 of services exchanged for 50 units issued to Ag Visions, and for 2007, $92,801 in consulting costs.

(2)

In connection with an individual compensation arrangement, on April 29, 2008, we, Farm Credit and REG Construction & Technology Group, LLC entered into the Construction Payment Agreement, which provides for satisfaction and release of REG Construction’s mechanic’s lien through Farm Credit’s advance of $2,349,217 under the Credit Agreement and through the acquisition by REG Ventures, LLC, an affiliate of REG Construction, of 2,000 of our units, valued at $1,000 per unit and issued on May 1, 2008, in lieu of cash payment of $2,000,000 for the construction services.

(3)

In connection with an individual compensation arrangement, under the terms of our September 8, 2008 Management Services Agreement with Renewable Fuels Management, we will offer, over the course of the Management Services Agreement, up to 2,500 of our membership units to Renewable Fuels Management through unit purchase options, subject to Renewable Fuels Management meeting certain performance measurements. The purchase price of units to be granted upon achievement of the performance measurements will be $600 per unit. Except for these options granted to Renewable Fuels Management, we have no outstanding options or warrants to purchase, or securities convertible into, our membership units. The aggregate number of our remaining authorized membership units available for issuance for general corporate purposes, including for the Board to issue under individual compensation arrangements, is 150,841 units.

Sale of Unregistered Securities

In the first calendar quarter of 2006, we sold:

•	200 of our membership units to our founding members at a price of $250 per unit and received a total of $50,000;

•	1,553 of our membership units to three of our founding members and 19 additional members at a price of $333 per unit and received a total of $517,666; and

•

7,015 of our membership units to our seed capital members at a price of $500 per unit and received a total of $3,507,500. These units were issued under a private placement memorandum in which we offered a maximum of 10,000 units at an offering price of $500 per unit for a total offering of $5,000,000. On March 31, 2006 the private placement memorandum for the seed capital offering was closed and the seed capital subscription agreements from the seed capital were accepted and approved.

We claimed exemption from federal registration with respect to these membership unit sales due to the application of Section 3(a)(11) of the Securities Act of 1933 (regarding intra-state offerings) and Rule 147 of the Securities Act of 1933. We also claimed exemptions from registration in the State of Iowa pursuant to the private placement and accredited investor exemptions of the Iowa Uniform Securities Act.

On June 22, 2006, we conducted our primary capital offering that was a registered offering in the State of Iowa, but was exempt from registration with the Securities and Exchange Commission under Section 3(a)(11) of the Securities Act of 1933. This offering was amended to increase the offering size on September 7, 2006. We registered a minimum of 31,000 membership units and a maximum of 40,000 membership units at an offering price of $1,000 per unit. On October 16, 2006 we accepted 34,294 membership units at a sale price of $1,000 per unit. There were six additional closings occurring on various dates between November 20, 2006 and June 15, 2007 in which an additional 4,047 membership units were accepted at $1,000 per unit. From our sales of membership units we received total aggregate proceeds of approximately $38,341,000.

On October 16, 2006 our Board of Directors issued 50 units valued at $1,000 per unit to Ag Visions, in lieu of cash payment of $50,000 for consulting services we received from Ag Visions. We also claimed exemptions from registration in the State of Iowa pursuant to the private placement and accredited investor exemptions of the Iowa Uniform Securities Act. We believe the Ag Visions and REG Ventures, LLC issuances are exempt from federal registration with respect to these sales of our membership units under Section 3(a)(11) of the Securities Act of 1933 (regarding intra-state offerings).

On May 1, 2008, our Board of Directors issued 2,000 units valued at $1,000 per unit to REG Ventures, LLC in lieu of cash payment for $2,000,000 for construction services we received from REG Construction Services under the Design-Build Agreement. Our Board determined the $1,000 per unit price was consistent with our June 22, 2006 Iowa registered offering of membership units (amended September 7, 2006) at a sale price of $1,000 per unit.

On September 8, 2008, we agreed under our Management Services Agreement with Renewable Fuels Management to offer over the course of this agreement, up to 2,500 of our membership units to Renewable Fuels Management through unit purchase options, subject to Renewable Fuels Management meeting certain performance measurements and subsequent issuance of our units. The purchase price of units to be granted upon achievement of the performance measurements will be $600 per unit, a price arrived at through negotiations by the parties.

We were able to rely on Section 3(a)(11) for the seed capital offering, Iowa registered offering and Ag Visions and REG Ventures, LLC issuances because we sold units only to residents of the State of Iowa and the recipients of securities in each transaction represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to unit certificates and instruments issued in such transactions. We gave each investor information about us and gave them opportunities to ask questions regarding the terms and conditions of the offering.

Also, we believe the issuance of securities to REG Ventures, LLC and Ag Visions are exempt from federal registration under Section 4(2) of the Securities Act of 1933. Prior to issuing the securities, we had reasonable grounds to believe and believed that REG Ventures, LLC and Ag Visions were capable of evaluating the merits and risks of the investment and that REG Ventures, LLC and Ag Visions were able to bear the economic risk of the investment. Neither we, nor any person acting on our behalf, offered or sold the securities by means of any form of general solicitation or advertising. The purchasers represented in writing that the securities were being acquired for investment for such purchaser’s own account and agreed that the securities would not be sold without registration under the Securities Act or an exemption therefrom. Also appropriate legends were affixed to unit certificates issued in such transactions, along with restrictions on the transferability of the units.

Repurchases of Equity Securities

Neither we nor anyone acting on our behalf has repurchased any of our outstanding units

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

We are a development stage company, devoting substantially all of our efforts to establishing a new business. However, because of continuing adverse financial and economic conditions explained below, our planned principal operation of our plant has not commenced.

In December 2007, our plant was substantially complete and we started production to verify the production capabilities of our new plant and produced in the aggregate approximately 1.1 million gallons of test-phase biodiesel and glycerin. After this production, we idled the plant due to then–existent adverse pricing for refined soybean oil (which abated in 2008) and our subsequent inability to obtain working capital. Due to our continued inability to secure the working capital required to conduct normal operations at our plant, our plant continues to be idled. As indicated in our financial statements, exclusive of the sale of the product produced during our testing phase, we have not had revenues from operations from our inception in January 2006 through September 30, 2008. See Item 7, “Financial Statements”, below.

In 2008, subsequent to the production of test-phase biodiesel and glycerin, we sold all of the test-phase inventory. For the year ended September 30, 2008, sales of biodiesel and glycerin and federal incentives payments totaled $4,646,055.

Our independent registered public accounting firm has raised doubts about our ability to continue as a going concern. See Note 8 in Item 7, “Financial Statements”, below.

Our Plan of Operation is provided in addition to Item 7, “Financial Statements”, below and accompanying notes to assist readers in understanding our financial condition and cash flows.

Debt Financing

On January 3, 2007 we executed a $36,500,000 Master Loan Agreement (Credit Agreement) with Farm Credit Services of America, FLCA (Farm Credit) and related loan supplements outstanding under such agreement. The Credit Agreement consisted of a $24,500,000 Construction and Term Loan Supplement dated as of January 30, 2007 (the Term Loan Supplement and the Term Loan) and a $12,000,000 Construction and Revolving Term Loan Supplement, all dated as of January 30, 2007 (Revolving Loan Supplement and the Revolving Loan).

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

On June 17, 2008, we entered into a Restated Term Loan Agreement (Restated Term Loan Agreement) with Farm Credit. Also, on June 17, 2008, in connection with our Security Agreement dated January 30, 2007 with Farm Credit, we entered into Amendment No. 1 to Security Agreement with Farm Credit (Amended Security Agreement) and an Agreement with Farm Credit regarding the compromise and settlement of disputes and claims (Settlement Agreement). The Restated Term Loan Agreement, Amended Security Agreement and Settlement Agreement are collectively referred to as the “Loan Restructuring Agreements.” The following is a summary of certain terms of the Loan Restructuring Agreements:

•

The balance outstanding on the $12,000,000 Revolving Loan Supplement in the principal amount of $260,378, plus interest due and unpaid, has been transferred to the Restated Term Loan Agreement. A reserve of $600,000 was established for the interest due through December 31, 2008 under our Restated Term Loan Agreement. Also, a reserve of $289,010 was established under our Restated Term Loan Agreement for the final payments due REG Construction.

•

We will be able to draw upon the full $24,500,000 amount of the Restated Term Loan Agreement, which restates the Term Loan Supplement and the Term Loan. All draws must be not less than $250,000 each. As of September 30, 2008, the amount that we can draw is $3,410,990, after considering the prior draws and the amounts refunded in the preceding bullet point. We will have until February 28, 2009 to draw the full amount of $24,500,000 under the Restated Term Loan Agreement. Any amounts not drawn by February 28, 2009 will no longer be available to us. We have no right to make a prepayment and then draw again the amount of the prepayment under the Restated Term Loan Agreement.

•	Our access to the $12,000,000 unused balance under the Revolving Loan for working capital has been terminated. The Revolving Loan Supplement has been terminated and cancelled.

•

Our ability to declare of pay dividends, make any distribution of assets to the members, purchase, redeem, retire or otherwise acquire for value any of our capital stock, or allocate or otherwise set apart any sum is restricted. The only exception is that in any fiscal year we may distribute to our members up to 40% of our net profits (as defined) for each fiscal year after receipt of our audited financial statements for the pertinent fiscal year, provided that we are and will remain in compliance with all loan covenants, terms and conditions. Also, in each fiscal year, we may make a distribution in excess of 40% of the net profit for such fiscal year if we have made the required “Free Cash Flow” payment to Farm Credit for such fiscal year. However, in order to do so, we must remain in compliance with all loan covenants, terms and conditions on a pro forma basis net of said additional payment.

•	Farm Credit has released its security interest lien in our inventory and accounts receivable as well as intangible personal property (such as cash, bank accounts, contract rights, etc.).

•	Farm Credit will continue to have a first mortgage in all of our real property and a first security interest in all of our equipment and fixtures.

•

Principal payments in the individual amounts of $912,500 due May 20, 2008, August 20, 2008 and November 20, 2008 are deferred with quarterly principal payments of $912,500 resuming and being due on February 20, 2009, and due quarterly thereafter. The due date for the final payment will be August 20, 2015. As of September 30, 2008, $20,500,000 was outstanding under the Restated Term Loan Agreement.

•

Monthly interest payments continue to be due and are current. We have an interest rate option of Base Rate + .75 or LIBOR + 3.25. Base Rate and LIBOR are defined in the Restated Term Loan Agreement. As of September 30, 2008, all of our borrowings were at the Agent Base Rate Option of 5.75%.

•

Farm Credit has billed unused line fees of approximately $5,000 per month since February 2008 that have not been paid by us. These fees have been waived. Farm Credit will not refund any other fees or any expenses incurred by us.

•

The financial covenants have been eliminated. Our requirement to pay the scheduled interest and principal payments when due remains as well as other affirmative and negative covenants set forth in the Restated Term Loan Agreement remain.

•	We are allowed to make changes to our Articles and Operating Agreement, management contracts and other material contracts without the approval of Farm Credit.

•	We may prepay the balance owing under the Restated Term Loan Agreement at any time with no prepayment penalty.

•	In exchange for these restructuring terms, we gave Farm Credit and its 5 participating lenders a full release of all claims and disputes.

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

Available Cash and Cash Requirements

As of  September  30,  2008,  we had  current  assets of  approximately  $299,000.  We project  that these assets,  along with draws on the  Credit Agreement,  will allow us to fund continued plant shutdown as well as required Farm Credit  principal  and interest  payments  through March 2009.  However, we project that in April 2009,  or at the latest in May 2009, we will need to borrow or raise  additional funds to avoid a default  under our Credit Agreement  with Farm  Credit and secure  working capital  financing,  as we will exhaust the remaining funds available under our $24,500,000  Restated Term Loan  Agreement by such time.  As noted above,  we are  currently  unable to operate the plant  profitably given our inability  to obtain  working  capital  financing. Doubts about our ability to continue as a going concern,  coupled with the unprecedented  turmoil in the current financial and credit markets,  make it  difficult  to  obtain  working  capital  financing,  especially  given  the  distressed  nature of the biodiesel  industry  and  uncertainty  of  commodity  prices.  See Note 8 in Item 7,  "Financial Statements",  below. As a result,  we are experiencing  liquidity  problems  associated with the cost of our raw  materials,  lack of demand for our  product at profitable  prices and will face, if our operations begin, the  ordinary  delay between  when we  would  purchase  raw  materials  and  when we would  receive  payments  from REG for our finished products.

Working Capital Financing Efforts

We have developed a financing plan that has been presented to over 40 financial firms during the 2008 calendar year. These financial firms have included money center banks, regional banks, community banks, finance companies, factors and high net worth individuals. In addition, we have sought working capital from potential lenders in the agriculture industry, those with commodity experience and those with experience in renewable fuels. We have engaged placement agents to approach lenders that we would otherwise not have approached. These placement agents have access to both traditional lending sources and non traditional lenders. Our financing plan requests a minimum working capital facility of $10,000,000. We have offered potential lenders a first security interest in our inventory and accounts receivable. We believe a facility of less than $10,000,000 would not allow us to operate at meaningful volumes. However, we estimate the need for $15,000,000 in working capital financing to operate the plant optimally at its full capacity, based upon mid-December 2008 commodity prices. To date we have not been successful in obtaining a working capital facility.

If we are unable to obtain working capital financing, we will have to resort to one or more of the following:

•	sell the plant and pay off the loans to Farm Credit,
•

raise additional funds from an investor or investors to pay Farm Credit, the availability of which is uncertain given the current turmoil in the financial and credit markets and, depending on the circumstances, may result in additional dilution to our members,

•	sell our assets or merge with another entity, or

•	seek bankruptcy court relief.

Our preference and goal is to obtain working capital financing and operate our plant profitably, rather than resorting to bankruptcy court relief. To date our negotiations with working capital lenders and other sources of capital have not resulted in a commitment, and we remain uncertain as to the likely outcome of our efforts.

We cannot predict the outcome of our efforts to obtain working capital financing.

Plan of Operation for Twelve Months Ending September 30,  2009

The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 75% to 90% of the overall cost of producing biodiesel. As a result, increased prices for feedstock greatly impact the biodiesel industry. Soybean oil is the most abundant oil feedstock available in the United States. The 20-year average price for soybean oil is approximately $0.24 per pound. Prices have been quite volatile – most notable is soybean oil and methanol (which is used to a much lesser degree than soybean oil). Since March 2007, soybean oil has traded in a range of less than $0.30 to over $0.65 per pound delivered to Algona. As of mid-December 2008, refined soybean oil delivered to Algona would be priced near $0.34 per pound, according to The Jacobsen®.

Since March 2007, methanol pricing has ranged from $1.10 per gallon to $1.80 per gallon delivered to Algona in late-July 2008, to $1.50 delivered price in mid-December 2008. The market price for biodiesel has been equally volatile: in March 2007, the Upper Midwest market price for biodiesel was approximately $2.89 per gallon and spiked over $5.20 per gallon in late-July 2008, approximately an 80% increase; pricing as of mid-December 2008 has retreated to near $2.70 per gallon, according to The Jacobsen®.

The market conditions as of mid-December 2008 would not allow us to operate the plant profitably with an input of 100% refined soybean oil. We cannot predict when refined soybean oil prices and biodiesel prices will allow us to operate the plant profitably, nor can we be assured that we will be able to obtain adequate working capital financing at such time.

We have incurred an accumulated net loss of $6,799,901, from our inception in January 2006 through September 30, 2008. For the fiscal year ended September 30, 2008, our loss was $6,391,745. The reasons for our continuing loss during the most recent fiscal year are:

•	Sales (and related federal incentives) for the year were $4,646,055, all of which relate to the test-phase product that was produced in December 2007.

•

In December 2007, construction of our plant was completed and as a result we started to depreciate the assets and discontinued the capitalization of the construction period interest expense. Depreciation and interest expense for the year ended September 30, 2008 were $3,219,378 and $1,304,821, respectively.

•	General and administration expenses primarily consisted of professional fees incurred in connection with our Form 10 registration statement and ongoing bank negotiations, payroll and insurance.

Our financial situation regarding working capital as well as volatile market conditions have necessitated a reevaluation of our business plan. We believe that it is essential that we consider alternatives and enhancements to our original plan of operation and ownership to ensure our survival and eventual profitability. It should be realized, however, that our ability to pursue several of these initiatives is still dependent on securing additional financing. Initiatives under consideration include:

•	production initiatives;

•	use of different oil sources and increasing the value of co-products;

•	partnerships with other entities to address our liquidity challenge;

•	alternative plant use; and

•	securing working capital financing, as noted above.

To address our liquidity challenge, we are exploring various alternatives to infuse capital into our business including alliances, partnerships and mergers with other entities, as well as pursuing avenues to obtain additional financing or raise additional capital.  We cannot predict the outcome of these efforts.

We believe the best long-range alternative is to secure feedstock for biodiesel plants that does not compete with food oils; one option that we believe holds particular promise is the use of corn oil generated as a co-product from ethanol processes. We believed that soybean oil, although food oil, would provide a bridge to the non-food oils such as corn oil from DDGS produced at ethanol plants. The recent high prices for soybean oil highlight the need for us to use non-food oil.

However, if we had sufficient working capital the soybean oil market prices and biodiesel prices would have offered the opportunity to operate our plant at a positive margin over variable costs throughout several periods during 2008, and therefore recover a portion of our fixed costs. We are currently unable to operate the plant given our inability to obtain working capital financing. Based upon mid-December 2008 commodity prices, we estimate the need for $15,000,000 in working capital financing to operate the plant optimally at its full capacity. We believe a facility of less than $10,000,000 would not allow us to operate at meaningful volumes. Previously, we had a $12,000,000 Revolving Loan to fund purchases of soybean oil and other raw materials in periods where the plant could operate profitably. We were not, however, able to come to terms with Farm Credit to permit us draw funds against the Revolving Loan. As a result, our access to the $12,000,000 under the Revolving Loan for working capital has been terminated under our Loan Restructuring Agreements with Farm Credit. See “Debt Financing” hereinabove. Our lack of access to operating capital, coupled with volatile financial, credit and commodity market conditions, including periods of high refined soybean oil prices timed with an unfavorable market price for biodiesel, have not allowed us to operate the plant profitably at times in the past; therefore, we are not able to produce and sell our products. Without access to replacement working capital financing, we have been unable to secure the cash required to purchase the inputs required to operate our plant during those periods during which positive margins could have been realized from operation.

What follows is a summary of the strategic initiatives which we are considering for 2009 and beyond.

           1. Production Initiatives. Our goal is to operate profitably. This is a difficult proposition considering volatile financial, credit and commodity market conditions and our inability to obtain sufficient working capital financing. If such financing is available, our decision to run the plant will be predicated on our ability to generate positive cash flow margins. We believe we can achieve that margin when the per gallon spread between biodiesel and soybean oil is between $0.30 to $0.35. It is, however, difficult to lock in back-to-back margins in the spot market. Forward pricing is similarly difficult to achieve. Based on recommendations from our consultant, Renewable Energy Group, we will attempt to capture margin opportunities. We may seek to lock in either soybean oil or biodiesel/heating oil opportunities or both when they present themselves. We may use cash contracts to lessen the capital constraints of option or futures positions when feasible.

           Although recent market pricing trends have for methanol and other inputs have shifted downward significantly, there has also been a significant decrease in petroleum diesel prices. The decrease in petroleum diesel prices have exerted significant pressure on the biodiesel market and we have seen substantial decreases in the sales price of B100 biodiesel to a mid-December market price of approximately $2.70 per gallon. We have also seen this trend with regard to glycerin pricing; however, we do believe that we will be able to realize a slight premium for our glycerin as long as it is pure vegetable base glycerin product. It should be noted that if we choose to pursue utilization of animal fats as a portion of our feedstock, we may see a decrease in the price we can realize for our crude glycerin product. The following indicate the general market trends we have observed.

•

Soybean Oil. Since March 2007, soybean oil has traded in a range of less than $0.30 to over $0.65 per pound delivered to Algona. As of mid-December 2008, refined soybean oil delivered to Algona would be priced near $0.34 per pound. For us, every $.01 cent movement in soybean oil price equates to approximately $.075 production cost change for every gallon of biodiesel produced.

•

Methanol. Since March 2007, methanol pricing has ranged from $1.10 per gallon to $1.80 per gallon delivered to Algona in late-July 2008, to $1.50 delivered price in mid-December 2008. For us, a $0.10 price reduction in methanol represents a $0.01 lower production cost for every gallon of biodiesel we produce.

•

Glycerin. We produce about nine tenths of one pound of glycerin for each gallon of biodiesel. During the Summer of 2007, glycerin was selling for about $0.03 per pound. In February 2008, the market price of glycerin was between $0.20 to $0.25 per pound. Our soy oil-based glycerin commands a higher price than glycerin generated by animal fat. In March 2008, we sold glycerin for $0.30 per pound. As of mid-December 2008 prices for 100% vegetable oil based glycerin are estimated at $.12 per pound.

          We cannot predict how commodity prices and the market price for our products will fluctuate in the future.

          During the period when the plant is idle, we will work to minimize and monitor monthly expenses as to ensure they are consistent with our planned expense.

          We have shifted our focus to the initiatives discussed below, since the soy oil market may not give us the opportunity to generate positive cash flow margins consistently, if we can obtain working capital financing.

          2. Different Sources of Oil and Co-product Value Improvement. Our plant technology is capable of converting multiple refined oils to biodiesel, we can convert alternative oils, such as corn oil and animal fats provided these oils, or others, meet the input specifications for our biodiesel process. These materials are typically sold as a crude product. In order to utilize these feedstocks at our facility, we will be required to make additional capital investment to adapt and enable our plant to refine and pretreat these alternative feedstocks to meet feedstock input specifications for our biodiesel production process. We have not identified the specific refining and pretreatment technology for our plant at this point and as such are uncertain as to the total cost to install these modifications to our facility. We estimate this investment not to exceed $15,000,000; however, we may not been able to finance such additional investment given our current financial circumstances and the turmoil in the financial and credit markets and the distressed nature of our business. It is our intent to increase our pursuit of the following alternatives and will act when they become profitable for us to run in our plant.

•

DDGS Corn Oil. A highly promising economical alternative to soybean oil is corn oil extracted from dried distillers grains with solubles, known as DDGS. The cost saving over soybean oil based on estimates from mid-December 2008 could be as much as $0.22 per gallon. It should also be noted that biodiesel produced from refined corn oil has excellent finished product characteristics in particularly in relation to cloud point measurements. We believe that corn oil, extracted from DDGS from ethanol plants, is currently the closest oil to being economically available. Several companies are involved with this extraction, but large commercial quantities that could be run in our plant are expected to be 6 to 12 months away. Use of corn oil would require modifications to our plant as noted below.

Our plant is located among many ethanol plants and more plants are planned. A 100 million gallon per year ethanol plant can produce about 7 to 10 million gallons of extracted DDGS corn oil per year. We are working to finalize selection of the best technology for refining corn oil and determining the cost to acquire and implement it so that we can run this type of corn oil in our facility. Depending on the technology, it is estimated that it will take from 6 to 14 months to install the production systems after ordering them. Whether we will have the financial capability to acquire the necessary technology is uncertain. See “Debt Financing”, “Available Cash and Cash Requirements” and "Working Capital Financing Efforts" above.

•

Refined Palm Oil. Our plant can process refined palm oil. Under current market prices, the prices of refined palm oil delivered to our plant and refined soybean oil are essentially the same. Palm oil may become profitable for us to use if palm oil prices decline relative to soybean oil prices; however, the cloud point for biodiesel produced from palm is higher than soy based biodiesel and its use may be limited to certain times of the year only.

•

Animal Fat. We are exploring the feasibility of purchasing pretreated animal fat. Due to its higher cloud point, biodiesel produced from animal fat or animal fat blends is currently selling at a discount to soy-based biodiesel. If we use pretreated animal fat, it will be as a blend to lower the overall cost of soybean oil. There is currently a significant amount of volatility in both the animal fat discount and the cost of the inputs. However, to the extent that the cost savings exceed the discount in the sales price of the blended biodiesel, our gross margin would improve. We are in a position to use this product once we secure the working capital required to operate our plant. Use of animal fat would require modifications to our plant as noted below.

•

Algae Oil. We have been approached by a company with algae oil technology to provide algae oil as a feedstock for use at our plant. We have signed a letter of intent to purchase their algae oil when it is available. The cost reduction of algae oil over soybean oil is estimated to be 30%. However, availability may be a year or more away, according to knowledgeable estimates. We have also been in contact with two other companies that are developing algae oil. We believe that the availability of commercial quantities of algae oil for our plant is about 12 to 18 months away, but we also know that at least one company announced that they have algae oil in production. Algae oil is a non-food oil and its per acre yield is much larger than that of soybean oil. Some reports indicate algae oil may yield between 7,500 to 15,000 gallons per acre compared to a yield of approximately 80 gallons per acre from soybeans. Some in the biodiesel industry view algae oil as the best alternative source of oil. It can be produced in very large quantities, is economical to produce, is easy to grow, is renewable and it is a non-food oil. It is unclear at this point as to the specifications that this oil will meet and whether pretreatment processing and related modifications to our plant will be required in order to use this oil in our plant.

•

Jathropha Oil. We have been approached by two groups who are working to provide jathropha oil shipped from Africa and Mexico to biodiesel manufactures in the United States. Both are actively seeking to establish plantations for the commercial production of jathropha oil to produce oil stocks. We have received a sample of oil from one of the groups and successfully converted it into biodiesel in our lab. We believe that large quantities of jathropha oil may be available in about 12 to 14 months. Since jathropha oil is produced from plants that grow wild in the tropics, it would be a low cost non-food grade oil. Similar to algae oil, it is unclear at this point as to the specifications that this oil will meet and whether pretreatment processing and related modifications to our plant will be required in order to use this oil in our plant.

•

Plant Modifications. Because the supply of pretreated fats and oils are limited, we may need to raise additional capital to implement plant modifications to allow us to run untreated fats and oils, such as the corn oil from DDGS, algae oil, and animal fats discussed above. The modification will likely take the form of adding pretreating facilities and possibly utilization of alternative catalyst.

✓

Pretreating Facilities. There are three types of technologies that we could use to pretreat: mechanical extraction, acid extraction and esterification. These systems vary in cost from about $3,000,000 up to $15,000,000 for our plant. The esterification converts nearly all of the free fatty acid (FFA) present in the raw feed, thereby allowing most of the feedstock purchased to be converted to biodiesel. For the others, the FFA is extracted and sold as a lower value product. If we move forward with implementation of pretreatment equipment if and when financing becomes available, we will focus on a system that will allow us to utilize corn oil, including dewaxing, as well as other alternative inputs discussed above.

✓

Catalyst Change. We are examining alternative technology that would allow us, coupled with minor changes to our plant, to utilize a different catalyst that may permit running untreated fats and oils. If we are able to use any of these technologies, we would not have to install the pretreatment facilities and could possibly gain reductions in the chemical cost of the materials used to produce biodiesel. It is unclear at this point whether these potential catalyst based solutions can deliver the results desired or claimed. We will need to complete substantially more investigation of these alternatives in order to make a final decision on their suitability.

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

           3. Explore Partnerships. We will attempt, through partnerships, to establish a link to soybean oil, corn oil, algae oil or other feedstocks to provide better access to the raw materials we consume and to seek more stable pricing. These partnerships could be in one or more forms, including, but not limited to, merger, sale of our assets, sale of our membership interests, or joint ventures. However, we have not reached a definitive agreement on any of these or other initiatives.

           4. Alternative Use for Plant. We are exploring the possibility of using the plant to refine glycerin. These discussions are in the early stage. Also, we are evaluating avenues that may allow us to enter into toll processing arrangements or lease the use of our tanks and other assets until we are ready to begin operations. At this point, we have not had any significant interest from outside groups in these possibilities.

          A biodiesel plant is basically a soap-making plant except that steps have been taken to prevent soap formation. We could convert to the manufacture of soap and soap stock. We have not yet examined this alternative to know if it is a viable option.

Plant and Equipment

In October 2008, we completed the addition of heating capability for our storage tanks and lines, as approved by our Board of Directors, at a cost of $348,151, to allow us to potentially utilize input product with a high cloud point, such as refined lard. We do not expect to purchase any significant plant or equipment during the next 12 months unless we are able to obtain additional capital financing. If additional capital is obtained, we would pursue the purchase, installation, and implementation of equipment and processes required to enable our plant to utilize alternative feedstocks.

Research and Development

We do not conduct any research and development activities associated with producing biodiesel or glycerin. However, as part of our strategic plan, we are investigating our ability to process different oils and our ability to make other uses of our plant.

As noted above, we believe a long-range alternative is to secure feedstock for biodiesel plants that does not compete with food oils. We believed that soybean oil, although a food oil, would provide a bridge to the non-food oils. However, the recent volatility and high prices for soybean oil throughout a significant portion of 2008 highlight a need for us to move toward the use non-food oil as a primary input to our process.

We are seeking possible alternative sources of oil. We believe that DDGS corn oil extracted from DDGS by ethanol plants is currently the closest oil to being economically available and holds the most immediate promise for our business. Several companies are involved with this extraction, and large commercial quantities that could be run in our plant are expected to be 6 to 12 months away. We are also in contact with two companies that are developing algae oil. The availability of commercial quantities of algae oil is expected to be at least one to two years away. We are also in preliminary discussions with two different groups that are developing access to jathropha oil. Our ability to utilize any of these alternative oils may require the installation of pretreatment processes or the ability to purchase these oils at a refined low free fatty acid level.

Changes in Employment

We estimate that the normal operation of a plant of our size would require 36 full-time employees. We believe four full-time employees, together with our Chief Executive Officer, who is furnished to us under our Management Services Agreement, and our Operations Manager, who is furnished under our Management Agreement, will be sufficient to maintain an idle plant staffed with a minimal crew to prevent damage to the plant and our business. If we are able to obtain sufficient working capital to operate the plant profitably, we may need to use temporary workers furnished to us by REG until we are able to hire the 36 full-time employees we estimate are needed for normal operation of our plant. For the two-month period needed to hire and train our own employees, we estimate the cost of these temporary workers will be approximately $50,000 less than the compensation and benefits of the payroll cost of 36 full-time employees, as we will not need all of the 36 positions to be filled for start-up and training. We estimate the lead time needed to restart our plant is six to eight weeks.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7.	Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members
East Fork Biodiesel, LLC (A Development Stage Company)

We have audited the balance sheets of East Fork Biodiesel, LLC (A Development Stage Company) as of September 30, 2008 and 2007, and the related statements of operations, members’ equity and cash flows for the years ended September 30, 2008 and 2007 and the period from January 5, 2006 (date of inception) to September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of East Fork Biodiesel, LLC as of September 30, 2008 and 2007, and the results of its operations and its cash flows for the years ended September 30, 2008 and 2007 and the period from January 5, 2006 (date of inception) to September 30, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has experienced significant increases in the input costs of its products causing it to suspend plant operations in December 2007 after initial testing and production start-up and has not been able to obtain working capital funds to start-up the plant and operate profitably, which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/McGladrey & Pullen

Davenport, Iowa
December 26, 2008

McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of separate and independent legal entities.

East Fork Biodiesel, LLC
(A Development Stage Company)

Balance Sheets

Assets (Note 3)	September 30, 2008	September 30, 2007

Current Assets:
Cash and cash equivalents	$124,073	$168,926
Due from broker	—	1,190,558
Accounts receivable (Note 7)	25,789	—
Federal incentive receivable	4,046	—
Inventory	88,642	—
Prepaid expenses	56,425	48,905

Total current assets	298,975	1,408,389

Property and Equipment:
Land	539,291	539,291
Construction in progress	348,151	55,784,680
Plant and processing equipment	59,561,579	—
Office building, furniture and fixtures	489,154	56,920

	60,938,175	56,380,891
Accumulated depreciation	3,229,587	10,209

	57,708,588	56,370,682

Other Assets:
Restricted cash in escrow	552,589	718,550
Deferred financing costs, net of accumulated amortization	168,808	377,637

	721,397	1,096,187

	$58,728,960	$58,875,258

Liabilities and Members’ Equity

Current Liabilities:
Current maturities of long-term debt (Note 3)	$20,860,000	$10,322,010
Accounts payable and accrued expenses	264,041	200,898
Derivative instruments	—	517,724
Construction payable, including $150,000 of retainage (Note 6)	289,010	6,283,239

Total current liabilities	21,413,051	17,323,871

Commitments (Notes 6, 7 and 8)
Members’ Equity (Note 2):
Member contributions, net of issuance costs, units outstanding September 30, 2008 49,159; September 30, 2007 47,159	44,115,810	42,094,543
Membership units subscription receivable	—	(135,000)
Deficit accumulated during the development stage	(6,799,901)	(408,156)

	37,315,909	41,551,387

	$58,728,960	$58,875,258

See Notes to Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Statements of Operations

	Year Ended		January 5, 2006 (Date of Inception) to September 30, 2008

	September 30,	September 30,
	2008	2007

Revenues:
Sales (Note 7)	$3,651,251	$—	$3,651,251
Federal incentives	994,804	—	994,804

	4,646,055	—	4,646,055

Expenses:
Cost of sales, including plant operating expenses	8,084,931	—	8,084,931
Loss on sale contract	158,000	—	158,000
Loss on derivative instruments	119,530	724,166	843,696
Consulting fees (Note 4)	27,000	125,101	284,359
General and administrative	1,411,290	480,557	2,101,947

	9,800,751	1,329,824	11,472,933

Loss before other income (expense)	(5,154,696)	(1,329,824)	(6,826,878)

Other income (expense):
Grants and other income	28,559	7,980	42,039
Interest income	39,213	1,231,757	1,289,759
Interest expense	(1,304,821)	—	(1,304,821)

	(1,237,049)	1,239,737	26,977

Net (loss)	$(6,391,745)	$(90,087)	$(6,799,901)

Weighted average basic and diluted units outstanding	47,995	44,741	38,809

Net income (loss) per unit - basic and diluted	$(133.18)	$(2.01)	$(175.21)

See Notes to Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Statements of Members’ Equity

Balance, January 5, 2006 (date of inception)	$—
Issuance of 200 membership units at $250 per unit (Note 2)	50,000
Issuance of 1,553 membership units at $333 per unit (Note 2)	517,666
Issuance of 7,015 membership units at $500 per unit in March 2006 (Note 2)	3,507,500
Member units earned for consulting services but not issued (Note 4)	50,000
Net loss	(318,069)

Balance, September 30, 2006	3,807,097
Issuance of 38,341 membership units at $1,000 per unit (Note 2)	38,341,000
Offering costs	(371,623)
Issuance of 50 member units for services	—
Membership units subscription receivable	(135,000)
Net loss	(90,087)

Balance, September 30, 2007	41,551,387
Collection of unit subscription receivable, including interest	156,267
Issuance of 2,000 membership units for construction payable	2,000,000
Net loss	(6,391,745)

Balance, September 30, 2008	$37,315,909

See Notes to Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)
Statements of Cash Flows

			January 5, 2006 (Date of Inception) to September 30, 2008
	Year Ended

	September 30, 2008	September 30, 2007

Cash Flows from Operating Activities:
Net (loss)	$(6,391,745)	$(90,087)	$(6,799,901)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	3,219,378	7,956	3,229,587
Amortization	197,563	—	197,563
Unrealized (gain) loss on derivative financial instruments	(517,724)	517,724	—
Member units earned for consulting services	—	—	50,000
Changes in working capital components:
(Increase) in receivables	(29,835)	—	(29,835)
(Increase) in inventories	(88,642)	—	(88,642)
(Increase) decrease in due from broker	1,190,558	(1,190,558)	—
(Increase) in prepaid expenses	(7,520)	(39,495)	(56,425)
Increase in accounts payable and accrued expenses	116,204	128,922	264,041

Net cash (used in) operating activities	(2,311,763)	(665,538)	(3,233,612)

Cash Flows from Investing Activities:
Purchase and construction of property and equipment, net of sales tax refund	(8,593,308)	(46,975,270)	(58,621,399)
(Increase) decrease in restricted cash in escrow, net	165,961	(718,550)	(552,589)

Net cash (used in) investing activities	(8,427,347)	(47,693,820)	(59,173,988)

Cash Flows from Financing Activities:
Issuance of membership units	—	38,206,000	42,281,166
Collection of membership unit subscription receivable	156,267	—	156,267
Payments of offering costs	—	(108,144)	(371,623)
Payments of financing costs	—	(363,111)	(394,137)
Payments of long-term debt	(40,000)	—	(40,000)
Proceeds from long-term borrowings	10,577,990	10,322,010	20,900,000

Net cash provided by financing activities	10,694,257	48,056,755	62,531,673

Net increase (decrease) in cash and cash equivalents	(44,853)	(302,603)	124,073
Cash and cash equivalents:
Beginning	168,926	471,529	—

Ending	$124,073	$168,926	$124,073

Supplemental Disclosure of Cash Flow Information, cash payments for interest, net of amount capitalized	$1,009,021	$—	$1,009,021

Supplemental Disclosures of Noncash Operating and Financing Activities:
Construction in progress included in accounts and construction payable	$289,010	$6,336,300	$289,010
Membership units issued in exchange for construction payable	2,000,000	—	2,000,000
Amortized financing costs included in construction in progress	11,266	16,500	27,766

See Notes to Financial Statements.

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

Accounts receivable: Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and, therefore, there is no allowance as of September 30, 2008.

Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company had no receivables accruing interest as of September 30, 2008.

Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following as of September 30, 2008:

Raw material	$88,642
Finished goods	—

$88,642

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

Maintenance and repairs are expensed as incurred and major improvements and betterments are capitalized. As of September 30, 2008, the Company has capitalized $345,416 of interest and financing costs in construction in progress.

Long-lived  assets are reviewed for impairment  whenever events or changes in circumstances  indicate that the carrying  amount of the asset (or asset group) may not be recoverable.  An  impairment  loss would be recognized  when  estimated  undiscounted  future cash flows from  operations  are less than the  carrying value of the asset group. An  impairment  loss would be  measured  by the  amount by which the  carrying value of the asset exceeds the fair value of the asset.  In accordance with Company  policies, management has  evaluated  the plant for possible  impairment  based on projected  future cash flows from  operations assuming  that the Company is able to obtain a working  capital loan and commence  operations.  Management has  determined  that its projected  future cash flows from  operations  exceed the carrying  value of the plant and that no impairment exists at September 30, 2008.

Restricted cash in escrow: As of September 30, 2008 the Company had an agreement with a natural gas company that requires a restricted escrow balance of $552,589 consisting of a $45,589 deposit and $507,000 to cover storage transportation and/or construction of the town border station. Under the terms of the agreement the escrow will be released at the discretion of the natural gas company but no less than 1/15 of the total deposit annually beginning on October 1, 2008.

Offering costs: The Company classifies all costs directly related to raising capital as deferred offering costs until the capital is raised, at which point the costs are reclassified as an offset to equity as issuance costs. Offering costs of $371,623 were offset against equity during the year ended September 30, 2007.

Deferred financing costs: Expenditures directly related to securing long-term financing are recorded as a deferred cost on the balance sheet. These costs are being amortized using the effective interest method over the term of the credit agreement. During the year ended September 30, 2008 and the period from inception to September 30, 2008, the Company amortized $11,266 and $27,766, respectively, of these costs to construction in progress.

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

Although the Company believes its derivative positions are economic hedges, none have been designated as hedges for accounting purposes. Therefore, derivative positions are recorded on the balance sheets at their fair market value, with changes in fair value recognized in the statements of operations. The Company recognized a net loss of $119,530 and $724,166 during the years ended September 30, 2008 and 2007, respectively.

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

On May 1, 2008, $2,000,000 of the construction obligation was paid to REG Construction & Technology Group, LLC through the issuance of 2,000 membership units to such entity.

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 3.	Long-Term Debt

On January 30, 2007, the Company entered into a $36,500,000 Master Loan Agreement (credit agreement) consisting of a $12,000,000 revolving-term loan and a $24,500,000 construction-term loan used for working capital and to complete the biodiesel project. The construction-term loan consists of two phases: a “start-up phase” during which the Company makes periodic requests for fund advances to meet construction obligations and at the completion of construction and payment of construction costs, a “term loan phase” where the loan will convert to a “senior debt instrument”. The construction loan is secured by substantially all of the Company’s real property, equipment, fixtures, furniture and articles of tangible personal property (except inventory and supplies) and is payable in quarterly installments of $912,500 beginning on May 20, 2008. The credit agreement provides for a special annual payment equal to 75% of “free cash flow” as defined in the agreement, limited to a total payment $2,000,000 annually.

The Company must select one or more of the following interest rate options under the credit agreement:

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

As of September 30, 2008, all borrowings were at the Agent Base Rate option of 5.75%.

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

On June 17, 2008 the Company entered into a restructuring agreement with the lender and executed a Restated Term Loan Agreement. The principal provisions of this Agreement are:

•

The Company’s access to the $12,000,000 revolving term loan has been terminated. The lender has released its security interest in the Company’s inventory and accounts receivable, as well as intangible personal property.

•

A reserve of $600,000 has been established for interest due through December 31, 2008 and a reserve of $289,010 has been established for the final payments due REG Construction & Technology Group, LLC. As of September 30, 2008, $300,000 of the interest reserve has been drawn.

•	The Company will be able to draw on the full amount of the $24,500,000 Term Loan less the reserves discussed above. As of September 30, 2008, the Company could draw $3,410,990.

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

As a result of the termination of the Company’s access to the $12,000,000 revolving-term loan, $146,560 of deferred financing costs was included in interest expense for the year ended September 30, 2008.

As of September 30, 2008, $20,500,000 was outstanding under the term loan agreement.

In June 2006, the Company entered into a financial assistance contract with the Iowa Department of Economic Development whereby the Company was awarded a $100,000 forgivable loan and a $300,000 non-interest bearing loan. The Company is obligated to create 36 full-time equivalent jobs, with 30 of the created jobs having starting wages, including benefits, that meet or exceed $16.09 per hour with an average rate per hour including benefits of $19.47. The Company was also required to execute promissory notes which outline the repayment obligations and terms and conditions of each loan. As of September 30, 2008, $360,000 was outstanding. The agreement provides for a monthly principal payment of $5,000 per month.

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 4.	Related Party Transactions

The Company paid a consulting company owned by a member for project coordination, administration and consulting services, under the terms of an unwritten, month-to-month consulting arrangement. The member serves on the Company’s Board of Directors. Also, he previously served as the Company’s Chief Executive Officer and relinquished such position and became President on September 15, 2008, when he was succeeded by an employee of Renewable Fuels Management, LLC under the Management Services Agreement with the Company. During the fiscal years ended September 30, 2008 and 2007, the Company had incurred consulting charges of approximately $27,000 and $72,300, respectively, under this agreement.

In March 2006, the Company entered into a consulting agreement with an entity, owned by a member of the Company, to serve as the Company’s project consultant. The fee for the services is $3,200 per month, plus bonuses for reaching certain milestones relative to the signing of the contract, completion of the business plan, loan commitment, loan closing and the starting of the equity offering. The consulting agreement ended in 2007. Since inception, the Company incurred consulting charges totaling $225,059, $40,000 of which were capitalized as deferred financing costs under the agreement. The total included $50,000 of services exchanged for 50 units. During the years ended September 30, 2008 and 2007 the consulting expense under the contract was none and $52,800, respectively.

Note 5.	Benefit Plans

On September 17, 2007 the Company adopted a 2007 Unit Appreciation Plan whereby a committee of the Board of Directors can identify certain board members and employees to receive awards under the plan in the form of unit appreciation rights. The rights vest over a four year period and provide for a cash payment equal to the increase in the fair market value of the units since the grant date. The awards are payable at the later of the recipient attaining age 65 or his/her termination date. The plan also provides for a single lump sum payment in the event of disability, death or a change in control. On September 18, 2007, five units were issued under the plan for which the expense was insignificant.

On September 30, 2007 the Company also adopted a nonqualified deferred compensation plan for its directors whereby they may elect to defer payment a portion of their director fees.

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 6.	Commitments and Contingencies

The Company entered into a design-build agreement with REG Construction Services, LLC for construction of the Company’s biodiesel plant for $57,238,000 due in monthly progress payments. The agreement provides for a 5% retainage to be withheld from each invoice. As of December 31, 2007 the contract has been increased by $1,390,095 of change orders. The Company had made payments totaling $58,339,085 to the contractor. The Company expects to pay the remaining balance of $289,010 in 2009.

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

On September 8, 2008 the Company entered into an agreement with Renewable Fuels Management, LLC to provide the services of a Chief Executive Officer. Subject to meeting certain performance measurements, the Company will offer, over the course of the Management Agreement, up to 2,500 of its membership units to Renewable Fuels Management through unit purchase options. The purchase price of the units to be granted upon achievement of the performance measurements will be $600 per unit.

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 7.	Major Customer

On September 26, 2006, the Company entered into a Management and Operational Services Agreement with Renewable Energy Group, LLC. Under the agreement Renewable Energy Group will place the general and operations managers, acquire feedstocks and basic chemicals necessary for the operation of the facility, and perform the administrative, sales and marketing functions for the Company. In exchange for these services, the Company has agreed to pay Renewable Energy Group a flat monthly fee (“flat fee”) and a per-gallon rate fee (“rate fee”). For the first month in which the Company’s biodiesel is produced and sold, and for six months thereafter (the “initial period”), it will pay a flat fee of $112,500, plus a $0.0175 rate fee for each gallon of biodiesel produced. For the first month after the initial period the Company will pay a flat fee of $172,500, plus a $0.0175 rate fee for each gallon of biodiesel produced. The flat fee and rate fee are adjusted beginning in the month following the first anniversary of the Company’s producing biodiesel for sale and annually for such month thereafter according to a complex formula based on movement in the Consumer Price Index for All-Urban Consumers, U.S. City Average, All Items, published by the U.S. Department of Labor. In addition to the flat fee and monthly fee, the Management Agreement also provides for the payment to Renewable Energy Group of a yearly bonus equal to 6% of the Company’s net income. The agreement has an initial term ending December 31, 2010 and it will continue thereafter unless either party gives written notice to the other of a proposed termination date at least 12 months in advance of the proposed termination date. On December 1, 2007, the Company and REG amended the Management Agreement to reduce the monthly fee to the amount of the compensation costs (including benefits) of the Company’s General Manager and Operations Manager while the Company's plant is idle. The total expense recognized under the contract was $117,567 and none during the years ending September 30, 2008 and 2007, respectively. Sales of biodiesel and glycerin to REG for the year ended September 30, 2008 were $3,651,251.  The related accounts receivable from REG as of September 30, 2008 was $25,789.

Note 8.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through September 30, 2008, the Company was in the development stage, has undertaken significant borrowings to finance the construction of its biodiesel plant and has experienced a significant increase in the cost of soybean oil which is currently the primary ingredient in the Company’s planned production of biodiesel. As a result of the high cost of soybean oil the Company suspended plant operations in December 2007 after initial testing and production start-up. The Company has not been able to obtain working capital funds to start-up the plant and operate profitably. If working capital funds are not secured, based on the current level of expenditures while the plant is shut down, the Company will exhaust the funds available on the $24,500,000 Term Loan in the third quarter of 2009.

To address the Company’s liquidity challenge, the Company is exploring various alternatives to infuse capital into its business including alliances, partnerships and mergers with other entities, as well as pursuing avenues to obtain additional financing or raise additional capital. Additionally the Company is examining alternatives to allow utilization of a wider range of oil sources in its process which allow the plant to improve its process to operate profitably in a wider range of market conditions. To that end, the Company has made modifications to the facility that will allow the handling and utilization of refined animal-based inputs. The Company cannot predict the outcome of these efforts.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.	Controls and Procedures.

Not applicable.

Item 8A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our principal executive officer (PEO), Mr. Chris L. Daniel, and principal financial officer (PFO), Mr. Jack W. Limbaugh, Jr.), as of the end of the period covered by this report, our PEO and PFO have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and is accumulated and communicated to management, including our PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm regarding internal control over financial reporting, due to a transition period provided by the SEC for new public companies.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the PEO and PFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 8B.	Other Information.

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The information included in our 2009 Proxy Statement regarding Directors and Executive Officers appearing under the captions “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated by reference in this section.

We have a Code of Ethics (Code) that applies to all of our employees, including our principal executive officer and principal financial officer. The Code is monitored by the Audit Committee of our Board of Directors and is annually affirmed by our directors and executive officers. We maintain a corporate governance page on our website which includes the Code. The corporate governance page can be found at www.eastforkbiodiesel.com by clicking on “Governance.” A copy of the Code will also be provided without charge to any member who requests it. Any future amendment to, or waiver granted by us from, a provision of the Code will be posted on our website.

Item 10.	Executive Compensation.

The applicable information appearing in our 2009 Proxy Statement, including that under the captions, “Compensation of Non-Employee Directors” and “Executive Compensation,” is incorporated in this section.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The applicable information appearing in our 2009 Proxy Statement, including that under the caption “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information” is incorporated in this section.

Item 12.	Certain Relationships and Related Transactions and Director Independence.

The applicable information appearing in our 2009 Proxy Statement, including that under the captions “Corporate Governance,” “Audit Committee,” “Compensation Committee” and “Nominating Committee” is incorporated in this section.

Item 13.	Exhibits.

The following documents are filed as part of this Annual Report on Form 10-KSB:

Financial Statements

Report of McGladrey & Pullen, LLP, our Independent Registered Public Accounting Firm
Balance sheets
Statements of operations
Statements of members’ equity
Statements of cash flows
Notes to financial statements

Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-KSB.

Item 14.	Principal Accountant Fees and Services.

The information included in our 2009 Proxy Statement under the caption “Relationship with Independent Registered Public Accounting Firm” is incorporated in this section.

Exhibit Index

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by East Fork Biodiesel, LLC with the Securities and Exchange Commission, as indicated. Exhibits marked with a plus (+) are management contracts or compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(ii)(A) of Regulation S-K. All other documents listed are filed with this Annual Report on Form 10-KSB.

Number	Description

3.1*	Articles of Organization of East Fork Biodiesel, LLC dated January 5, 2006, as amended on January 27, 2006 (Exhibit 3.1 to Form 10-SB12G/A filed on January 29, 2008)

3.2.*	First Amended and Restated Operating Agreement of East Fork Biodiesel, LLC, Effective August 26, 2008 (Exhibit 3.1 to Form 8-K filed on September 2, 2008)

10.1*	Master Loan Agreement between Farm Credit Services of America, FLCA and East Fork Biodiesel, LLC dated January 30, 2007 (Exhibit 10.1 to Form 10-SB12G filed on January 28, 2008)

10.2*	Administrative Agency Agreement between Farm Credit Services of America, FLCA and East Fork Biodiesel, LLC dated January 30, 2007 (Exhibit 10.2 to Form 10-SB12G filed on January 28, 2008)

10.3*

Construction and Revolving Term Loan Supplement between Farm Credit Services of America, FLCA and East Fork Biodiesel, LLC dated January 30, 2007 (Exhibit 10.3 to Form 10-SB12G filed on January 28, 2008)

10.4*	Construction and Term Loan Supplement between Farm Credit Services of America, FLCA and East Fork Biodiesel, LLC dated January 30, 2007 (Exhibit 10.4 to Form 10-SB12G filed on January 28, 2008)

10.5*	Restated Term Loan Agreement by and between Farm Credit Services of America, FLCA and East Fork Biodiesel, LLC dated June 17, 2008 (Exhibit 10.1 to Form 8-K filed on June 23, 2008)

10.6*	Amendment No. 1 to Security Agreement by and between Farm Credit Services of America, FLCA and East Fork Biodiesel, LLC dated June 17, 2008 (Exhibit 10.2 to Form 8-K filed on June 23, 2008)

10.7*	Agreement by and between Farm Credit Services of America, FLCA and East Fork Biodiesel, LLC dated June 17, 2008 (Exhibit 10.3 to Form 8-K filed on June 23, 2008)

10.8*	Management and Operational Services Agreement between Renewable Energy Group, LLC and East Fork Biodiesel, LLC dated September 26, 2006 (Exhibit 10.5 to Form 10-SB12G filed on January 28, 2008)

10.8.1*

First Amendment to Management and Operational Services Agreement dated December 1, 2007 between Renewable Energy Group, Inc. and East Fork Biodiesel, LLC (Exhibit 10.5.1 to Form 10-SB12G/A filed on March 31, 2008)

10.9*	Design-Build Agreement between East Fork Biodiesel, LLC and REG Construction Services, LLC dated October 10, 2006 (Exhibit 10.6 to Form 10-SB12G filed on January 28, 2008)

Number	Description

10.9.1*	Change Order dated November 12, 2007 between Renewable Energy Group, Inc. and East Fork Biodiesel, LLC (Exhibit 10.6.1 to Form 10-SB12G/A filed on March 31, 2008)

10.9.2*

Agreement regarding Payment for Construction by and between East Fork Biodiesel, LLC, Farm Credit Services of America, FLCA, and REG Construction & Technology Group, LLC, formerly known as REG Construction Services, LLC (Exhibit 10.1 to Form 8-K filed on May 2, 2008)

10.10*

Firm Throughput Service Agreement between Northern Natural Gas Company and East Fork Biodiesel, LLC dated September 11, 2006, as amended of even date (Exhibit 10.7 to Form 10-SB12G filed on January 28, 2008)

10.11*	East Fork Biodiesel, LLC 2007 Unit Appreciation Agreement dated September 17, 2007 (Exhibit 10.8 to Form 10-SB12G filed on January 28, 2008)

10.12*

Board of Directors Nonqualified Deferred Compensation Plan Adoption Agreement of East Fork Biodiesel, LLC dated September 17, 2007 and Lane & Waterman LLP Prototype Nonqualified Deferred Compensation Plan Basic Plan Document (Exhibit 10.9 to Form 10-SB12G filed on January 28, 2008)

10.13*+	Contract between East Fork Biodiesel, LLC and Allen Kramer dated January 11, 2007 (Exhibit 10.10 to Form 10-SB12G filed on January 28, 2008)

10.14*+	Contract between East Fork Biodiesel, LLC and Dan Muller dated January 11, 2007 (Exhibit 10.11 to Form 10-SB12G filed on January 28, 2008)

10.15*+	Written Description of Compensation Arrangement with Kenneth M. Clark (Exhibit 10.12 to Form 10-SB12G/A filed on March 31, 2008)

10.16*	Consulting Agreement dated March 26, 2006 between AG Visions, LLC and East Fork Biodiesel, LLC (Exhibit 10.13 to Form 10-SB12G/A filed on March 31, 2008)

10.17*	Put Option Agreement dated December 15, 2006 between Quinn A. Baade, Jeanne M. Baade and East Fork Biodiesel, LLC (Exhibit 10.14 to Form 10-SB12G/A filed on March 31, 2008)

10.18*	Put Option Agreement dated December 15, 2006 between David B. Golwitzer, Karen B. Golwitzer and East Fork Biodiesel, LLC (Exhibit 10.15 to Form 10-SB12G/A filed on March 31, 2008)

10.19*	Option Agreement dated May 3, 2006 between Mark Firstl, Gerdis Oil Company, Inc. and East Fork Biodiesel, LLC (Exhibit 10.16 to Form 10-SB12G/A filed on March 31, 2008)

10.20*+	Management Agreement entered into as of September 8, 2008 by and between Renewable Fuels Management, LLC and East Fork Biodiesel, LLC (Exhibit 10.1 to Form 8-K filed on September 12, 2008)

24	Power of Attorney

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Number	Description

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of December 2008.

EAST FORK BIODIESEL, LLC

By:	/s/Chris L. Daniel	By:	/s/Jack W. Limbaugh, Jr.
	Chris L. Daniel		Jack W. Limbaugh, Jr.
	Chief Executive Officer		Treasurer
	Date: December 29, 2008		Date: December 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their respective capacities on the 29th day of December 2008.

Signature

/s/Kenneth M. Clark	President and Director
Kenneth M. Clark

/s/Lennon Brandt	Director
Lennon Brandt

/s/Allen A. Kramer	Director
Allen A. Kramer

/s/Dan Muller	Director
Dan Muller

/s/Jack W. Limbaugh, Jr.	Treasurer and Director
Jack W. Limbaugh, Jr.

/s/Michael L. Duffy	Director
Michael L. Duffy

/s/Michael Kohlhaas	Secretary and Director
Michael Kohlhaas

/s/Jim Meyer	Chairman and Director
Jim Meyer

/s/Dean Ulrich	Vice President and Director
Dean Ulrich