Form 10-Q
period 2008-12-31
EAST FORK BIODIESEL, LLC
filed 2009-02-17
CIK 1424804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File 000-53040

(Exact name of registrant as specified in its charter)

Iowa	20-4195009
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2108 140th Avenue, P.O. Box 21
Algona, IA 50511
(Address of principal executive offices)
(515) 395-8888
(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

SEC 1296 (02-08)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of December 31, 2008, there were 49,159 membership units issued and outstanding.

i

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Quarterly Report on Form 10-Q contains information that may be deemed forward-looking and that is based largely on our current expectations and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Such risks, trends and other uncertainties, which in some instances are beyond our control, include: the impact of the current recession, the distressed economic environment of the biodiesel industry, continuing instability or disruptions in the credit and financial markets, our inability to secure working capital and capital improvement financing resulting in continued idling of our plant, our inability to generate cash liquidity from operations sufficient to service our significant debt levels and comply with our financial obligations under our credit agreement, our ability to make principal and interest payments and avoid a default under our credit agreement if our plant continues to remain idle, changes in interest rates, prices of or demand for diesel fuel, refined soybean oil and other commodity prices, energy costs, shipping costs, available production and management personnel, changes or elimination of government subsidiaries or incentives and legislative and regulatory developments and other results of operations or financial conditions. The words “may,” “will,” “would,” “could,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “considers” and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this Form 10-Q. East Fork does not publicly undertake to update or revise its forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Unaudited Balance Sheets

Assets (Note 2)	December 31, 2008	September 30, 2008

Current Assets:
Cash and cash equivalents	$2,388,866	$124,073
Accounts receivable (Note 5)	13,229	25,789
Federal incentive receivable	4,046	4,046
Inventory	75,523	88,642
Prepaid expenses	197,925	56,425

Total current assets	2,679,589	298,975

Property and Equipment:
Land	539,291	539,291
Construction in progress	—	348,151
Plant and processing equipment	59,909,730	59,561,579
Office building, furniture and fixtures	489,154	489,154

	60,938,175	60,938,175
Accumulated depreciation	4,202,025	3,229,587

	56,736,150	57,708,588

Other Assets:
Restricted cash in escrow	518,789	552,589
Deferred financing costs, net of accumulated amortization	157,234	168,808

	676,023	721,397

	$60,091,762	$58,728,960

Liabilities and Members’ Equity

Current Liabilities:
Current maturities of long-term debt (Note 2)	$24,095,000	$20,860,000
Accounts payable and accrued expenses	295,826	264,041
Construction payable, including $150,000 of retainage (Note 4)	289,010	289,010

Total current liabilities	24,679,836	21,413,051

Commitments (Notes 4, 5 and 6)

Members’ Equity:
Member contributions, net of issuance costs, units outstanding December 31, 2008 and September 30, 2008 49,159	44,115,810	44,115,810
Deficit accumulated during the development stage	(8,703,884)	(6,799,901)

	35,411,926	37,315,909

	$60,091,762	$58,728,960

See Notes to Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Unaudited Statements of Operations

			January 5, 2006 (Date of Inception to) December 31, 2008
	Three Months Ended

	December 31, 2008	December 31, 2007

Revenues:
Sales (Note 5)	$—	$—	$3,651,251
Federal incentives	—	—	994,804

	—	—	4,646,055

Expenses:
Cost of sales, including plant operating expenses	1,101,004	315,834	9,185,935
Loss on sale contract	—	158,000	158,000
Loss on derivative instruments	—	72,878	843,696
Consulting fees (Note 3)	—	—	284,359
General and administrative	481,035	206,516	2,582,982

	1,582,039	753,228	13,054,972

Loss before other income (expense)	(1,582,039)	(753,228)	(8,408,917)

Other income (expense):
Grants and other income	4,546	—	46,585
Interest income	1,462	14,004	1,291,221
Interest expense	(327,952)	(138,123)	(1,632,773)

	(321,944)	(124,119)	(294,967)

Net (loss)	$(1,903,983)	$(877,347)	$(8,703,884)

Weighted average basic and diluted units outstanding	49,159	47,159	39,754

Net (loss) per unit - basic and diluted	$(38.73)	$(18.60)	$(218.94)

See Notes to Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Unaudited Statements of Cash Flows

			January 5, 2006 (Date of Inception) to December 31, 2008

	Three Months Ended

	December 31, 2008	December 31, 2007

Cash Flows from Operating Activities:
Net (loss)	$(1,903,983)	$(877,347)	$(8,703,884)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	972,438	323,302	4,202,025
Amortization	11,574	5,634	209,137
Unrealized (gain) loss on derivative financial instruments	—	469,529	—
Member units earned for consulting services		—	50,000
Changes in working capital components:
Decrease (Increase) in receivables	12,560	—	(17,275)
Decrease (Increase) in inventories	13,119	(4,513,062)	(75,523)
(Increase) in due from broker	—	(152,652)	—
(Increase) in prepaid expenses	(141,500)	(34,835)	(197,925)
Increase in accounts payable and accrued expenses	31,785	4,045,324	295,826

Net cash (used in) operating activities	(1,004,007)	(734,107)	(4,237,619)

Cash Flows from Investing Activities:
Purchase and construction of property and equipment, net of sales tax refund	—	(6,456,158)	(58,621,399)
(Increase) decrease in restricted cash in escrow, net	33,800	165,961	(518,789)

Net cash provided by (used in) investing activities	33,800	(6,290,197)	(59,140,188)

Cash Flows from Financing Activities:
Issuance of membership units	—	—	42,281,166
Collection of membership unit subscription receivable	—	—	156,267
Payments of offering costs	—	—	(371,623)
Payments of financing costs	—	—	(394,137)
Payments of long-term debt	(15,000)	—	(55,000)
Proceeds from long-term borrowings	3,250,000	7,878,014	24,150,000

Net cash provided by financing activities	3,235,000	7,878,014	65,766,673

Net increase in cash and cash equivalents	2,264,793	853,710	2,388,866

Cash and cash equivalents:
Beginning	124,073	168,926	—

Ending	$2,388,866	$1,022,636	$2,388,866

Supplemental Disclosure of Cash Flow Information, cash payments for interest, net of amount capitalized	$321,640	$7,392	$1,330,661

Supplemental Disclosures of Noncash Operating and Financing Activities:
Construction in progress included in accounts and construction payable	$—	$4,499,378	$289,010
Membership units issued in exchange for construction payable	—	—	2,000,000
Amortized financing costs included in construction in progress	—	11,266	27,766

See Notes to Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1.	Nature of Business, Basis of Presentation and Significant Accounting Policies

Nature of business:

East Fork Biodiesel, LLC (the Company), located in Algona, Iowa, was formed on January 5, 2006 to pool investors to build a 60 million gallon annual production biodiesel manufacturing plant. The Company is in the development stage with its efforts being principally devoted to organizational, equity-raising activities and construction of the biodiesel plant. The plant was substantially complete and started production on December 5, 2007 to verify the production capabilities of the plant. In December the plant produced approximately 1.1 million gallons of biodiesel and then shut down due to the current adverse market conditions (See Note 6).

Basis of presentation:

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2008 included in the Company’s Annual Report on Form 10-KSB. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal recurring accruals) that we consider necessary to present fairly the Company’s results of operations, financial position and cash flows. The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

Accounts receivable: Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and, therefore, there is no allowance as of December 31, 2008.

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1.	Nature of Business, Basis of Presentation and Significant Accounting Policies (Continued)

Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company had no receivables accruing interest as of December 31, 2008.

Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following as of December 31, 2008 and September 30, 2008:

	December 31, 2008	September 30, 2008

Raw material	$75,523	$88,642
Finished goods	—	—

	$75,523	$88,642

Property and equipment: Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years

Plant and process equipment	15 - 20
Office building	20
Office equipment	3 - 7
Other equipment	3 - 7

Maintenance and repairs are expensed as incurred and major improvements and betterments are capitalized. As of December 31, 2008, the Company has capitalized $345,416 of interest and financing costs in construction in progress.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset (or asset group) may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. In accordance with Company policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations assuming that the Company is able to obtain a working capital loan and commence operations. Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment exists at December 31, 2008.

Restricted cash in escrow: As of December 31, 2008 the Company had an agreement with a natural gas company that requires a restricted escrow balance of $518,789 consisting of a $45,589 deposit and $473,200 to cover storage transportation and/or construction of the town border station. Under the terms of the agreement the escrow will be released at the discretion of the natural gas company but no less than 1/15 of the original deposit of $507,000 to annually beginning October 1, 2008. During the three months ended December 2008, $33,800 of this escrow was released.

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

Although the Company believes its derivative positions are economic hedges, none have been designated as hedges for accounting purposes. Therefore, derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in the statement of operations. The Company recognized a net loss of none, $72,878 and $843,696, respectively, during the three month periods ended December 31, 2008 and 2007 and the period from inception to December 31, 2008, respectively.

Due to restrictions placed upon the Company by its lender, the Company was required to subcontract the production of 163,000 gallons of biodiesel to another biodiesel plant. This resulted in a loss of approximately $158,000 which was accrued as of December 31, 2007.

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

(Loss) per unit: (Loss) per unit has been computed on the basis of the weighted average number of units outstanding during each period presented.

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

On January 30, 2007, the Company entered into a $36,500,000 Master Loan Agreement (credit agreement) consisting of a $12,000,000 revolving-term loan and a $24,500,000 construction-term loan that was used for working capital and to complete the biodiesel project. The construction-term loan consists of two phases: a “start-up phase” during which the Company makes periodic requests for fund advances to meet construction obligations and at the completion of construction and payment of construction costs, a “term loan phase” where the loan will convert to a “senior debt instrument”. The construction loan is secured by substantially all of the Company’s real property, equipment, fixtures, furniture and articles of tangible personal property (except inventory and supplies) and is payable in quarterly installments of $912,500 beginning on May 20, 2008. The credit agreement provides for a special annual payment equal to 75% of “free cash flow” as defined in the agreement, limited to a total payment of $2,000,000 annually.

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

As of December 31, 2008, $21,500,000 of the borrowings were at the LIBOR option of 4.1875% and $2,250,000 of the borrowings were at the Agent Base Rate option of 4.75%.

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 2.	Long-Term Debt (Continued)

The credit agreement also contained an event of default if the lender determines that there has been a material adverse change in the Company’s financial condition, results of operations, or ability to perform its obligations under the agreement. In November 2007, the Company was informed by its lender that the senior credit facility was considered to be a distressed loan subject to restructuring. The lender had refused to make further advances under the facility.

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

•	The Company will be able to draw on the full amount of the $24,500,000 Term Loan less the reserves discussed above. As of December 31, 2008, the Company could draw $460,990.

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

As of December 31, 2008, $23,750,000 was outstanding under the term loan agreement.

In June 2006, the Company entered into a financial assistance contract with the Iowa Department of Economic Development whereby the Company was awarded a $100,000 forgivable loan and a $300,000 non-interest bearing loan. The Company is obligated to create 36 full-time equivalent jobs, with 30 of the created jobs having starting wages, including benefits, that meet or exceed $16.09 per hour with an average rate per hour including benefits of $19.47. The Company was also required to execute promissory notes which outline the repayment obligations and terms and conditions of each loan. As of December 31, 2008, $345,000 was outstanding. The agreement provides for a monthly principal payment of $5,000 per month.

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 3.	Related Party Transactions

The Company paid a consulting company owned by a member for project coordination, administration and consulting services, under the terms of an unwritten, month-to-month consulting arrangement. The member is also the President and former Chairman of the Board of Directors. From inception through December 31, 2008, the Company had incurred consulting charges of approximately $99,300 under this agreement. For the three months ended December 31, 2008 and 2007, no costs were incurred under the agreement.

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

Note 4.	Commitments and Contingencies

The Company entered into a design-build agreement with REG Construction Services, LLC, for construction of the biodiesel plant for $57,238,000 due in monthly progress payments. The agreement provides for a 5% retainage to be withheld from each invoice. As of December 31, 2007 the contract has been increased by $1,390,095 of change orders. The Company had made payments totaling $58,339,085 to the contractor. The Company expects to pay the remaining balance of $289,010 in 2009.

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

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 4.	Commitments and Contingencies (Continued)

On September 8, 2008 the Company entered into a Management Agreement with Renewable Fuels Management, LLC to provide the services of a Chief Executive Officer. Subject to meeting certain performance measurements, the Company will offer, over the course of the Management Agreement, up to 2,500 of its membership units to Renewable Fuels Management through unit purchase options. The purchase price of the units to be granted upon achievement of the performance measurements will be $600 per unit.

Note 5.	Major Customer

On September 26, 2006, the Company entered into a Management and Operational Services Agreement with Renewable Energy Group, LLC. Under the agreement Renewable Energy Group will place the general and operations managers, acquire feedstocks and basic chemicals necessary for the operation of the facility, and perform the administrative, sales and marketing functions for the Company. In exchange for these services, the Company has agreed to pay Renewable Energy Group a flat monthly fee (“flat fee”) and a per-gallon rate fee (“rate fee”). For the first month in which the Company’s biodiesel is produced and sold, and for six months thereafter (the “initial period”), it will pay a flat fee of $112,500, plus a $0.0175 rate fee for each gallon of biodiesel produced. For the first month after the initial period the Company will pay a flat fee of $172,500, plus a $0.0175 rate fee for each gallon of biodiesel produced. The flat fee and rate fee are adjusted beginning in the month following the first anniversary of the Company’s producing biodiesel for sale and annually for such month thereafter according to a complex formula based on movement in the Consumer Price Index for All-Urban Consumers, U.S. City Average, All Items, published by the U.S. Department of Labor. In addition to the flat fee and monthly fee, the Management Agreement also provides for the payment to Renewable Energy Group of a yearly bonus equal to 6% of the Company’s net income. The agreement has an initial term ending December 31, 2010 and it will continue thereafter unless either party gives written notice to the other of a proposed termination date at least 12 months in advance of the proposed termination date. On December 1, 2007, the Company and Renewable Energy Group amended the agreement to reduce the monthly fee to the amount of the compensation costs (including benefits) of the Company’s General Manager and Operations Manager while its plant is idle. Sales of biodiesel and glycerin to Renewable Energy Group since inception were $3,651,251. Expense incurred under the agreement for the three month periods ended December 31, 2008 and 2007 and from inception through December 31, 2008 was $22,409, none and $139,976, respectively. The related accounts receivable from Renewable Energy Group as of December 31, 2008 was $13,229.

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 6.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through December 31, 2008, the Company was in the development stage, has undertaken significant borrowings to finance the construction of its biodiesel plant and has experienced a significant increase in the cost of soybean oil which is currently the primary ingredient in the Company’s planned production of biodiesel. As a result of the high cost of soybean oil, the Company suspended plant operations in December 2007 after initial testing and production start-up. The Company has not been able to obtain working capital funds to start-up the plant and operate profitably. If working capital funds are not secured, based on the current level of expenditures while the plant is shut down, the Company will exhaust the funds available on the $24,500,000 Term Loan in the third quarter of 2009.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Unless otherwise indicated in this report or the context otherwise requires, all references in this report to “East Fork Biodiesel, LLC”, “East Fork Biodiesel”, “East Fork”, “the Company”, “we”, “us” and “our” refer to East Fork Biodiesel, LLC. References to 2008, 2009 and the like relate to the fiscal year ended September 30th.

We are a development stage company, devoting substantially all of our efforts to establishing a new business. However, because of continuing adverse financial and economic conditions explained below, our planned principal operation of our plant has not commenced.

In December 2007, our plant was substantially complete and we started production to verify the production capabilities of our new plant and produced in the aggregate approximately 1.1 million gallons of test-phase biodiesel and glycerin. After this production, we idled the plant due to then–existent adverse pricing for refined soybean oil (which abated for a time in 2008) and our subsequent inability to obtain working capital. Due to our continued inability to secure the working capital required to conduct normal operations at our plant, our plant continues to be idled. As indicated in our financial statements, exclusive of the sale of the product produced during our testing phase, we have not had revenues from operations from our inception in January 2006 through December 31, 2008. See Item 1, “Financial Statements”, above.

In 2008, subsequent to the production of test-phase biodiesel and glycerin, we sold the entire test-phase inventory. For the three months ended December 31, 2008, we had no revenue from sales of biodiesel and glycerin and federal incentives payments.

Our independent registered public accounting firm has raised doubts about our ability to continue as a going concern. See “Financial Statements” in Item 1, Note 6, above.

Three Months Ended December 31, 2008

We have incurred an accumulated net loss of $8,703,884, from our inception in January 2006 through December 31, 2008. For the three months ended December 31, 2008, our loss was $1,903,983. The reasons for our continuing loss during the most recent fiscal quarter are:

•	We had no revenues from Sales (and related federal incentives) for the quarter.

•

In December 2007, construction of our plant was completed and as a result we started to depreciate the assets and discontinued the capitalization of the construction period interest expense. Depreciation and interest expense for the three months ended December 31, 2008 were $972,438 and $327,952, respectively.

•

General and administration expenses of $481,035 primarily consisted of professional fees incurred in connection with our SEC compliance matters and ongoing strategic negotiations, payroll and insurance.

The net loss for the three months ended December 31, 2008 was $1,903,983 compared to a net loss for the three months ended December 31, 2007 of $877,347. Construction of the plant was not complete until December 2007. Prior to plant completion interest incurred was capitalized as part of the construction costs. Depreciation on the plant and equipment was also commenced when the plant was placed into production in December 2007. Interest expense was $327,952 compared to $138,123 in the prior period. Depreciation expense was $972,436 compared to $323,302 in the prior period.

The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 75% to 90% of the overall cost of producing biodiesel. As a result, increased prices for feedstock greatly impact the biodiesel industry. Soybean oil is the most abundant oil feedstock available in the United States. The 20-year average price for soybean oil is approximately $0.24 per pound. Prices have been quite volatile – most notable is soybean oil and methanol (which is used to a much lesser degree than soybean oil). Since March 2007, soybean oil has traded in a range of less than $0.30 to over $0.65 per pound delivered to Algona. As of February 11, 2009, refined soybean oil delivered to Algona would be priced near $0.34 per pound, according to The Jacobsen®.

Since March 2007, methanol pricing has ranged from $1.10 per gallon to $1.80 per gallon delivered to Algona in late-July 2008, to $0.90 delivered price in January 2009. The market price for biodiesel has been equally volatile: in March 2007, the Upper Midwest market price for biodiesel was approximately $2.89 per gallon and spiked over $5.20 per gallon in late-July 2008, approximately an 80% increase; pricing as of February 11, 2009 has retreated to near $3.00 per gallon, according to The Jacobsen®.

We produce about nine tenths of one pound of glycerin for each gallon of biodiesel. During the Summer of 2007, glycerin was selling for about $0.03 per pound. In February 2008, the market price of glycerin was between $0.20 to $0.25 per pound. Our soy oil-based glycerin commands a higher price than glycerin generated by animal fat. In March 2008, we sold glycerin for $0.30 per pound. As of February 11, 2009 prices for 100% vegetable oil based glycerin are estimated at $0.04 per pound.

Even if we had adequate working capital, we would have been unable to capitalize on a decline in soybean oil prices because of a corresponding drop in the price of biodiesel.

The market conditions, as reported by The Jacobsen®, as of February 2009 would allow us to operate the plant profitably with an input of 100% refined soybean oil. We cannot predict the duration of these conditions, nor can we be assured that we will be able to obtain adequate working capital financing to take advantage of such conditions.

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

However, if we had sufficient working capital the soybean oil market prices and biodiesel prices would have offered the opportunity to operate our plant at a positive margin over variable costs throughout several periods during 2008, and therefore recover a portion of our fixed costs. We are currently unable to operate the plant given our inability to obtain working capital financing. Based upon February 2009 commodity prices, we estimate the need for $15,000,000 in working capital financing to operate the plant optimally at its full capacity.

We believe a facility of less than $10,000,000 would not allow us to operate at meaningful volumes. Previously, we had a $12,000,000 Revolving Loan to fund purchases of soybean oil and other raw materials in periods where the plant could operate profitably. We were not, however, able to come to terms with Farm Credit to permit us draw funds against the Revolving Loan. As a result, our access to the $12,000,000 under the Revolving Loan for working capital has been terminated under our Loan Restructuring Agreements with Farm Credit. See “Debt Financing” below.

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

Although recent market pricing trends for methanol and other inputs have shifted downward significantly, there has also been a significant decrease in petroleum diesel prices. The decrease in petroleum diesel prices has exerted significant pressure on the biodiesel market, and we have seen decreases in the sales price of B100 biodiesel to a February 2009 market price of approximately $3.00 per gallon. We have also seen this trend with regard to glycerin pricing; however, we do believe that we will be able to realize a slight premium for our glycerin as long as it is pure vegetable base glycerin product. It should be noted that if we choose to pursue utilization of animal fats as a portion of our feedstock, we may see a decrease in the price we can realize for our crude glycerin product.

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

On April 30, 2008, we consummated the transactions contemplated by an Agreement regarding Payment for Construction effective April 29, 2008 (Construction Payment Agreement) with Farm Credit and REG Construction. The Construction Payment Agreement provided for satisfaction and release of REG Construction’s mechanic’s lien through Farm Credit’s advance of $2,349,217 under the Term Loan and through the acquisition by REG Ventures, LLC, an affiliate of REG Construction, of 2,000 of our units, valued at $1,000 per unit, in lieu of cash payment of $2,000,000 for the construction services. Under the Construction Payment Agreement, on April 30, 2008, Farm Credit funded an additional $2,349,217, as a draw under the Term Loan. REG Construction received the $2,349,217 payment and we issued 2,000 units to REG Ventures, LLC. We still owe an additional $289,010 to REG Construction.

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

•

We will be able to draw upon the full $24,500,000 amount of the Restated Term Loan Agreement, which restates the Term Loan Supplement and the Term Loan. All draws must be not less than $250,000 each. As of December 31, 2008, the amount that we can draw is $460,990, after considering the prior draws and the amounts refunded in the preceding bullet point. We will have until February 28, 2009 to draw the full amount of $24,500,000 under the Restated Term Loan Agreement. Any amounts not drawn by February 28, 2009 will no longer be available to us. We have no right to make a prepayment and then draw again the amount of the prepayment under the Restated Term Loan Agreement.

•	Our access to the $12,000,000 unused balance under the Revolving Loan for working capital has been terminated. The Revolving Loan Supplement has been terminated and cancelled.

•

Our ability to declare of pay dividends, make any distribution of assets to our members, purchase, redeem, retire or otherwise acquire for value any of our capital stock, or allocate or otherwise set apart any sum is restricted. The only exception is that in any fiscal year we may distribute to our members up to 40% of our net profits (as defined) for each fiscal year after receipt of our audited financial statements for the pertinent fiscal year, provided that we are and will remain in compliance with all loan covenants, terms and conditions. Also, in each fiscal year, we may make a distribution in excess of 40% of the net profit for such fiscal year if we have made the required “Free Cash Flow” payment to Farm Credit for such fiscal year. However, in order to do so, we must remain in compliance with all loan covenants, terms and conditions on a pro forma basis net of said additional payment.

•	Farm Credit has released its security interest lien in our inventory and accounts receivable as well as intangible personal property (such as cash, bank accounts, contract rights, etc.).

•	Farm Credit will continue to have a first mortgage in all of our real property and a first security interest in all of our equipment and fixtures.

•

Principal payments in the individual amounts of $912,500 due May 20, 2008, August 20, 2008 and November 20, 2008 are deferred with quarterly principal payments of $912,500 resuming and being due on February 20, 2009, and due quarterly thereafter. The due date for the final payment will be August 20, 2015. As of December 31, 2008, $23,750,000 was outstanding under the Restated Term Loan Agreement.

•

Monthly interest payments continue to be due and are current. We have an interest rate option of Base Rate + .75 or LIBOR + 3.25. Base Rate and LIBOR are defined in the Restated Term Loan Agreement. As of December 31, 2008, $21,500,000 of the borrowings were at the LIBOR option of 4.1875% and $2,250,000 of the borrowings were at the Agent Base Rate option of 4.75%.

•

Farm Credit has billed unused line fees of approximately $5,000 per month since February 2008 that have not been paid by us. These fees have been waived. Farm Credit will not refund any other fees or any expenses incurred by us.

•

The financial covenants have been eliminated. Our requirement to pay the scheduled interest and principal payments when due remains, as well as other affirmative and negative covenants set forth in the Restated Term Loan Agreement remain.

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

Available Cash and Cash Requirements

As of December 31, 2008, we had current assets of approximately $2,679,589. We project that these assets, along with draws on the Credit Agreement, will allow us to fund continued plant shutdown as well as required Farm Credit principal and interest payments through March 2009. However, we project that in April 2009, or at the latest in May 2009, we will need to borrow or raise additional funds to avoid a default under our Credit Agreement with Farm Credit and secure working capital financing, as we will exhaust the remaining funds available under our $24,500,000 Restated Term Loan Agreement by such time. As noted above, we are currently unable to operate the plant profitably given our inability to obtain working capital financing. Doubts about our ability to continue as a going concern, coupled with the unprecedented turmoil in the current financial and credit markets, make it difficult to obtain working capital financing, especially given the distressed nature of the biodiesel industry and uncertainty of commodity prices. See “Financial Statements”, in Item 1, Note 6, above. As a result, we are experiencing liquidity problems associated with the cost of our raw materials, lack of demand for our product at profitable prices and will face, if our operations begin, the ordinary delay between when we would purchase raw materials and when we would receive payments from REG for our finished products.

Working Capital Financing and Other Strategic Efforts

We have developed a financing plan that has been presented to over 40 financial firms during the 2008 calendar year. These financial firms have included money center banks, regional banks, community banks, finance companies, factors and high net worth individuals. In addition, we have sought working capital from potential lenders in the agriculture industry, those with commodity experience and those with experience in renewable fuels. We have engaged placement agents to approach lenders that we would otherwise not have approached. These placement agents have access to both traditional lending sources and non traditional lenders. Our financing plan requests a minimum working capital facility of $10,000,000. We have offered potential lenders a first security interest in our inventory and accounts receivable. We believe a facility of less than $10,000,000 would not allow us to operate at meaningful volumes. However, we estimate the need for $15,000,000 in working capital financing to operate the plant optimally at its full capacity, based upon February 2009 commodity prices. To date we have not been successful in obtaining a working capital facility.

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

•	sell our assets or merge with another entity and restructure our loans to Farm Credit and/or obtain replacement financing, or

•	seek bankruptcy court relief.

Our preference and goals are to fund principal and interest payments, obtain working capital financing and operate our plant profitably, rather than resorting to bankruptcy court relief. To date our negotiations with working capital lenders and other sources of capital have not resulted in a commitment, and we remain uncertain as to the likely outcome of our efforts.

We cannot predict the outcome of our efforts to obtain working capital financing.

Retention of Financial Advisor

We selected Chicago-based William Blair & Company, L.L.C. (William Blair) to act as our financial advisor in connection with our continued exploration of possible strategic alternatives, including (a) the possible merger or sale of all or a portion of our capital stock or assets or other business combination (a Business Combination); or (b) arranging new financing for us (a Financing Transaction, which along with a Business Combination, are collectively, Possible Transactions).   See “Other Information”, for terms of William Blair’s engagement, in Part II, Item 5, below.

Distribution to Unit Holders

As of December 31, 2008, the board of directors of the Company had not declared any dividends.

Critical Accounting Estimates

Management  uses  estimates and  assumptions  in preparing our financial  statements in accordance  with  generally accepted  accounting  principles.  These estimates and assumptions  affect  the  reported  amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset (or asset group) may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying  value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  In accordance with Company  policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations assuming that the Company is able to obtain a working capital loan and commence operations.  Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment exists at December 31, 2008.

Revenue Recognition

Revenue  from the  production  of  biodiesel  and  glycerin  is recorded  upon  transfer of the risk and rewards of ownership and delivery to customers. Biodiesel and glycerin are generally shipped FOB from the plant.

Derivative Instruments and Hedging Activities

Statement  of  Financial  Accounting  Standards  No.  133,  Accounting  for  Derivative   Instruments  and  Hedging Activities,  or SFAS No. 133,  requires a company to evaluate its contracts to determine whether the contracts are derivatives.  Certain derivative contracts may be exempt under SFAS No. 133 as normal purchases or normal sales, which are contracts that provide for the purchase or sale of  something other than a financial  instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  At this time, our forward contracts related to the purchase of soybean oil and natural gas are considered normal purchases and, therefore, are exempted from the accounting and reporting requirements of SFAS No. 133.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4.	Controls and Procedures.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our PEO and PFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

Our efforts to effect a Business Combination, arrange new financing and/or restructure our substantial Farm Credit indebtedness may not be successful. There can be no assurance that William Blair, our financial advisor, will be successful in facilitating one or more of the following possible strategic alternatives on a timely or sufficient basis: (a) the possible merger or sale of all or a portion of our capital stock or assets or other business combination; (b) arranging new financing for us; and/or (c) restructuring of our Farm Credit indebtedness. Our failure to achieve one or more of these strategic alternatives will likely require us to seek bankruptcy court relief.

Item 5.	Other Information.

As provided in a letter agreement dated December 26, 2008, we selected William Blair to act as our financial advisor in connection with our continued exploration of possible strategic alternatives, including a Business Combination or arranging a Financing Transaction.  See "Retention of Financial Advisor" in Part I, Item 2, above.  William Blair was selected because the firm is a nationally recognized investment banking firm that has substantial experience in the Possible Transactions.

The letter agreement provides that East Fork pay William Blair a non-refundable fee of $50,000 in cash upon execution of the letter agreement.

Also, William Blair is entitled to receive a non-refundable monthly fee of $50,000, payable in advance every 30 days after December 26, 2008, unless the letter agreement is terminated early. The total of these monthly fees may not exceed $200,000. William Blair will be compensated through a combination of the monthly retainer and contingent success fees related to the nature of the transaction consummated, if any.

William Blair will be entitled to a minimum fee of at least $500,000 (inclusive of all monthly fees paid and fairness opinion fee paid) upon the closing of a Business Combination or Financing Transaction.

East Fork has also agreed to reimburse William Blair for its reasonable expenses, including attorneys’ fees and disbursements, and to indemnify William Blair against various liabilities, including securities law violations, arising out of performance of its services under the letter agreement or Possible Transactions.

William Blair’s engagement may be terminated by either party at any time, with or without cause, upon written notice to the other party. If the letter agreement terminates or expires and East Fork subsequently closes a Possible Transaction within 12 months of such termination or expiration in which William Blair was involved, East Fork may be liable to William Blair for transaction fees.  The foregoing description of the letter agreement does not purport to be complete and is qualified in its entirety by reference to the letter, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits.

Number	Description

10.1

Letter Agreement between William Blair & Company and East Fork Biodiesel, LLC dated December 26, 2008.  Portions of this Exhibit have been omitted pursuant to the Company's request made to the Commission for confidential treatment of such omitted material.  A single * has been placed where the information has been deleted.   The full version of Exhibit 10.1 has been filed separately with the Commission.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAST FORK BIODIESEL, LLC

Date: February 17, 2009	By:	/s/ Chris L. Daniel

Chris L. Daniel
	Its:	Chief Executive Officer