Form 10-Q
period 2009-03-31
EAST FORK BIODIESEL, LLC
filed 2009-05-15
CIK 1424804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File 000-53040

  (Exact name of registrant as specified in its charter)

Iowa	20-4195009
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2108 140th Avenue, P.O. Box 21

Algona, IA 50511

(Address of principal executive offices)

(515) 395-8888

(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐	No ☒

SEC 1296 (04-09)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of March 31, 2009, there were 49,159 membership units issued and outstanding.

2

i

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Quarterly Report on Form 10-Q contains information that may be deemed forward-looking and that is based largely on our current expectations and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Such risks, trends and other uncertainties, which in some instances are beyond our control, include: the impact of the current recession, the distressed economic environment of the biodiesel industry, continuing instability or disruptions in the credit and financial markets, our inability to secure working capital and capital improvement financing resulting in continued idling of our plant, our inability to generate cash liquidity from operations sufficient to service our significant debt levels and comply with our financial obligations under our restated credit agreement, our ability to make principal and interest payments and avoid a default under our restated credit agreement if our plant continues to remain idle, changes in interest rates, prices of or demand for diesel fuel, refined soybean oil and other commodity prices, energy costs, shipping costs, available production and management personnel, changes or elimination of government subsidiaries or incentives, duration of the European Commission’s imposition of duties on imports of United States biodiesel, legislative and regulatory developments, including additional duties or tariffs on United States biodiesel, and other results of operations or financial conditions. The words “may,” “will,” “would,” “could,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “considers” and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this Form 10-Q. East Fork does not publicly undertake to update or revise its forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Unaudited Balance Sheets

	March 31,	September 30,
Assets (Note 2)	2009	2008
Current Assets:
Cash and cash equivalents	$ 1,815,135	$ 124,073
Restricted cash with lender	389,863	-
Accounts receivable (Note 5)	3,320	25,789
Federal incentive receivable	-	4,046
Inventory	75,522	88,642
Prepaid expenses	169,321	56,425
Total current assets	2,453,161	298,975

Property and Equipment:
Land	539,291	539,291
Construction in progress	-	348,151
Plant and processing equipment	59,317,164	59,561,579
Office building, furniture and fixtures	489,154	489,154
	60,345,609	60,938,175
Accumulated depreciation including impairment charge	25,345,609	3,229,587
	35,000,000	57,708,588

Other Assets:
Restricted cash in escrow	518,789	552,589
Deferred financing costs, net of accumulated amortization	145,660	168,808
	664,449	721,397
	$ 38,117,610	$ 58,728,960

Liabilities and Members' Equity
Current Liabilities:
Current maturities of long-term debt (Note 2)	$ 24,540,000	$ 20,860,000
Accounts payable and accrued expenses	181,524	264,041
Construction payable, including $150,000 of retainage (Note 4)	-	289,010
Total current liabilities	24,721,524	21,413,051

Commitments (Notes 4, 5 and 6)

Members' Equity:
Member contributions, net of issuance costs, units outstanding
March 31, 2009 and September 30, 2008 49,159	44,115,810	44,115,810
Deficit accumulated during the development stage	(30,719,724)	(6,799,901)
	13,396,086	37,315,909
	$ 38,117,610	$ 58,728,960

See Notes to Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Unaudited Statements of Operations

					January 5, 2006
					(Date of
	Three Months Ended		Six Months Ended		Inception) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009
Revenues:
Sales (Note 5)	$ -	$ 3,586,171	$ -	$ 3,586,171	$ 3,651,251
Federal incentives	-	990,758	-	990,758	994,804
Rental Income	14,100	-	14,100	-	14,100
	14,100	4,576,929	14,100	4,576,929	4,660,155

Expenses:
Cost of sales, including plant operating expenses	1,050,262	5,538,470	2,151,266	5,854,304	10,236,197
Impairment of plant and processing equipment	20,224,067	-	20,224,067	-	20,224,067
Loss on sale contract	-	-	-	158,000	158,000
Loss on derivative instruments	-	46,652	-	119,530	843,696
Consulting fees (Note 3)	-	-	-	-	284,359
General and administrative	547,184	477,073	1,028,219	684,704	3,130,166
	21,821,513	6,062,195	23,403,552	6,816,538	34,876,485

Loss before other income (expense)	(21,807,413)	(1,485,266)	(23,389,452)	(2,239,609)	(30,216,330)

Other income (expense):
Grants and other income	42,248	28,559	46,794	28,559	88,833
Interest income	11,021	11,243	12,483	25,247	1,302,242
Interest expense	(261,696)	(381,413)	(589,648)	(518,421)	(1,894,469)
	(208,427)	(341,611)	(530,371)	(464,615)	(503,394)
Net (loss)	$ (22,015,840)	$ (1,826,877)	$ (23,919,823)	$ (2,704,224)	$ (30,719,724)

Weighted average basic and diluted units outstanding	49,159	47,159	49,159	47,159	40,526

Net income (loss) per unit - basic and diluted	$ (447.85)	$ (38.74)	$ (486.58)	$ (57.34)	$ (758.03)

See Notes to Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)
Unaudited Statements of Cash Flows			January 5, 2006
			(Date of
	Six Months Ended		Inception) to
	March 31,	March 31	March 31,
	2009	2008	2009
Cash Flows from Operating Activities:
Net (loss)	$ (23,919,823)	$ (2,704,224)	$ (30,719,724)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	1,937,463	1,287,514	5,167,050
Amortization	23,148	22,537	220,711
Impairment of plant and processing equipment	20,224,067	-	20,224,067
Unrealized (gain) loss on derivative financial instruments	-	(517,724)	-
Member units earned for consulting services	-	-	50,000
Changes in working capital components:
Decrease (Increase) in receivables	26,515	(1,476,354)	(3,320)
Decrease (Increase) in inventories	13,120	(156,676)	(75,522)
(Increase) in due from broker		1,181,254	-
(Increase) in prepaid expenses	(112,896)	(38,305)	(169,321)
Increase in accounts payable and accrued expenses	(82,517)	432,328	181,524
Net cash (used in) operating activities	(1,890,923)	(1,969,650)	(5,124,535)

Cash Flows from Investing Activities:
Purchase and construction of property and equipment,
net of sales tax refund	258,048	(5,889,201)	(58,363,351)
(Increase) in restricted cash with lender	(389,863)	-	(389,863)
(Increase) decrease in restricted cash in escrow, net	33,800	165,961	(518,789)
Net cash provided by (used in) investing activities	(98,015)	(5,723,240)	(59,272,003)

Cash Flows from Financing Activities:
Issuance of membership units	-	-	42,281,166
Collection of membership unit subscription receivable	-	156,267	156,267
Payments of offering costs	-	-	(371,623)
Payments of financing costs	-	-	(394,137)
Payments of long-term debt	(30,000)	(10,000)	(70,000)
Proceeds from long-term borrowings	3,710,000	7,878,014	24,610,000
Net cash provided by financing activities	3,680,000	8,024,281	66,211,673

Net increase in cash and cash equivalents	1,691,062	331,391	1,815,135

Cash and cash equivalents:
Beginning	124,073	168,926	-
Ending	$ 1,815,135	$ 500,317	$ 1,815,135

Supplemental Disclosure of Cash Flow Information,
cash payments for interest, net of amount capitalized	$ 612,120	$ 397,243	$ 1,621,141

Supplemental Disclosures of Noncash Operating and Financing Activities:
Construction in progress included in accounts and construction payable	$ -	$ 4,499,378	$ -
Membership units issued in exchange for construction payable	-	-	2,000,000
Amortized financing costs included in construction in progress	-	11,266	27,766

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

Basis of presentation:

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2008 included in the Company’s Annual Report on Form 10-KSB. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal recurring accruals) that we consider necessary to present fairly the Company’s results of operations, financial position and cash flows. The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

Accounts receivable: Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and, therefore, there is no allowance as of March 31, 2009.

East Fork Biodiesel, LLC

(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1.	Nature of Business, Basis of Presentation and Significant Accounting Policies (Continued)

Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company had no receivables accruing interest as of March 31, 2009.

Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following as of March 31, 2009 and September 30, 2008:

	March 31,	September 30,
	2009	2008

Raw material	$ 75,522	$ 88,642
Finished goods	-	-
	$ 75,522	$ 88,642

Property and equipment: Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years

Plant and process equipment	15 - 20
Office building	20
Office equipment	3 - 7
Other equipment	3 - 7

Maintenance and repairs are expensed as incurred and major improvements and betterments are capitalized. As of March 31, 2009, the Company has capitalized $ 345,416 of interest and financing costs in property and equipment.

Asset Impairment: The Company evaluates the appropriateness of the carrying amounts of its long-lived assets at least annually, or more frequently whenever indicators of impairment are deemed to exist. In accordance with Company policies, management previously had evaluated the plant for possible impairment based on projected future cash flows from operations assuming that the Company would be able to obtain a working capital loan and commence operations. Based on recent developments with the Company’s current lender and the Company’s inability to find alternative sources for its required working capital, management determined that an impairment existed at March 31, 2009. Therefore, during the period ending March 31, 2009, the Company’s plant and processing equipment were reduced to fair value by recording a $20,224,067 impairment charge. Due to the lack of any sales of facilities similar to the Company’s or a quoted market price for the Company’s units, the Company estimated fair value based on the range of values discussed in a potential merger transaction and an independent appraisal.

Restricted cash in escrow: As of March 31, 2009 the Company had an agreement with a natural gas company that requires a restricted escrow balance of $518,789 consisting of a $45,589 deposit and $473,200 to cover storage transportation and/or construction of the town border station. Under the terms of the agreement the escrow will be released annually beginning on October 1, 2008 at the discretion of the natural gas company but no less than 1/15 of the original deposit of $507,000 to cover storage transportation and/or construction of the town border station.

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

Although the Company believes its derivative positions are economic hedges, none have been designated as hedges for accounting purposes. Therefore, derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in the statement of operations. The Company did not have an open position during the six months ended March 31, 2009, and recognized a net loss of $46,652 and $119,530 during the three and six month periods ended March 31, 2008, and a net loss of $843,696 during period from inception to March 31, 2009.

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

Fair value of financial instruments: The estimated fair value of financial instruments was determined by reference to various market data and other valuation techniques as appropriate. The carrying amounts of cash and cash equivalents, due from broker, restricted cash, accounts payable and accrued expenses approximate fair value because of the short maturity of these financial instruments. The carrying value of the debt also approximates fair value as the interest rate reprices when market interest rates change. The fair values of the derivative instruments are based on quoted prices in active exchange-traded or over-the-counter markets.

Note 2.	Long-Term Debt

On January 30, 2007, the Company entered into a $36,500,000 Master Loan Agreement (credit agreement) consisting of a $12,000,000 revolving-term loan and a $24,500,000 construction-term loan which was used for working capital and to complete the biodiesel project. The construction-term loan consists of two phases: a “start-up phase” during which the Company makes periodic requests for fund advances to meet construction obligations and at the completion of construction and payment of construction costs, a "term loan phase" where the loan will convert to a “senior debt instrument”. The construction loan is secured by substantially all of the Company’s real property, equipment, fixtures, furniture and articles of tangible personal property (except inventory and supplies) and is payable in quarterly installments of $912,500 beginning on May 20, 2008. The credit agreement provides for a special annual payment equal to 75% of “free cash flow” as defined in the agreement, limited to a total payment $2,000,000 annually.

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

As of March 31, 2009, $24,000,000 of the borrowings were at the LIBOR option of 3.8125% and $210,000 of the borrowings were at the Agent Base Rate option of 4.50%.

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

A reserve of $600,000 has been established for interest due through March 31, 2009 and a reserve of $290,000 has been established for the final payments due REG Construction & Technology Group, LLC.

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

On February 20, 2009, the Company was granted a payment deferral until May 20, 2009 of its $912,500 quarterly principal payment due February 20, 2009. As part of the Agreement, the Company deposited $460,000 with the agent for the lender to be used for monthly interest and other fees due the lender. As of March 31, 2009, $389,863 was in this account.

As of March 31, 2009, $24,210,000 was outstanding under the Restated Term Loan Agreement.

In June 2006, the Company entered into a financial assistance contract with the Iowa Department of Economic Development whereby the Company was awarded a $100,000 forgivable loan and a $300,000 non-interest bearing loan. The Company is obligated to create 36 full-time equivalent jobs, with 30 of the created jobs having starting wages, including benefits, that meet or exceed $16.09 per hour with an average rate per hour including benefits of $19.47. The Company was also required to execute promissory notes which outline the repayment obligations and terms and conditions of each loan. As of March 31, 2009, $330,000 was outstanding. The agreement provides for a monthly principal payment of $5,000 per month.

East Fork Biodiesel, LLC

(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 3.	Related Party Transactions

The Company paid a consulting company owned by a member for project coordination, administration and consulting services, under the terms of an unwritten, month-to-month consulting arrangement. The member is also the President and former Chairman of the Board of Directors. From inception through March 31, 2009, the Company had incurred consulting charges of approximately $99,300 under this agreement. For the three and six months ended March 31, 2009 and 2008, no costs were incurred under the agreement.

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

The Company entered into a design-build agreement with REG Construction Services, LLC for construction of the biodiesel plant for $57,238,000 due in monthly progress payments. The agreement provides for a 5% retainage to be withheld from each invoice. The contract was increased by $1,390,095 by change orders. On March 4, 2009 the Company negotiated a final settlement on the construction contract resulting in a $259,010 reduction in the total contract price.  The final $30,000 payment under the construction contract was made in March 2009.

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

On September 26, 2006, the Company entered into a Management and Operational Services Agreement with Renewable Energy Group, LLC. Under the agreement Renewable Energy Group will place the Company’s general and operations managers, acquire feedstocks and basic chemicals necessary for the operation of the facility, and perform the administrative, sales and marketing functions for the Company. In exchange for these services, the Company has agreed to pay Renewable Energy Group a flat monthly fee ("flat fee") and a per-gallon rate fee ("rate fee"). For the first month in which the Company’s biodiesel is produced and sold, and for six months thereafter (the "initial period"), it will pay a flat fee of $112,500, plus a $0.0175 rate fee for each gallon of biodiesel produced. For the first month after the initial period the Company will pay a flat fee of $172,500, plus a $0.0175 rate fee for each gallon of biodiesel produced. The flat fee and rate fee are adjusted beginning in the month following the first anniversary of the Company’s producing biodiesel for sale and annually for such month thereafter according to a complex formula based on movement in the Consumer Price Index for All-Urban Consumers, U.S. City Average, All Items, published by the United States Department of Labor. In addition to the flat fee and monthly fee, the Management Agreement also provides for the payment to Renewable Energy Group of a yearly bonus equal to 6% of the Company’s net income. The agreement has an initial term ending December 31, 2010 and it will continue thereafter unless either party gives written notice to the other of a proposed termination date at least 12 months in advance of the proposed termination date. On December 1, 2007, the Company and REG amended the Management Agreement to reduce the monthly fee to the amount of the compensation costs (including benefits) of the Company’s General Manager and Operations Manager while its plant is idle. Sales of biodiesel and glycerin to REG since inception were $3,651,251. Expense incurred under the agreement for the three and six month periods ended March 31, 2009 were $24,862 and $47,272, respectively and were $58,574 for the three and six month periods ended March 31, 2008, and were $164,838 from inception through March 31, 2009. There was no accounts receivable due from REG as of March 31, 2009.

East Fork Biodiesel, LLC

(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 6.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through March 31, 2009, the Company was in the development stage, has undertaken significant borrowings to finance the construction of its biodiesel plant and has experienced a significant increase in the cost of soybean oil which is currently the primary ingredient in the Company’s planned production of biodiesel. As a result of the high cost of soybean oil the Company suspended plant operations in December 2007 after initial testing and production start-up. The Company has not been able to obtain working capital funds to start-up the plant and operate profitably. If working capital funds are not secured, based on the current level of expenditures while the plant is shut down, the Company will exhaust the funds available on the $24,500,000 Term Loan in the third quarter of 2009.

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

In December 2007, our plant was substantially complete and we started production to verify the production capabilities of our new plant and produced in the aggregate approximately 1.1 million gallons of test-phase biodiesel and glycerin. After this production, we idled the plant due to then–existent adverse pricing for refined soybean oil (which abated for a time in 2008) and our subsequent inability to obtain working capital. Due to our continued inability to secure the working capital required to conduct normal operations at our plant, our plant continues to be idled. As indicated in our financial statements, exclusive of the sale of the product produced during our testing phase, we have not had revenues from operations from our inception in January 2006 through March 31, 2009. See Item 1, “Financial Statements”, above.

In 2008, subsequent to the production of test-phase biodiesel and glycerin, we sold the entire test-phase inventory. For the three months ended March 31, 2009, we had no revenue from sales of biodiesel and glycerin and federal incentives payments.

Our independent registered public accounting firm has raised doubts about our ability to continue as a going concern. See “Financial Statements” in Item 1, Note 6, above.

Three Months Ended March 31, 2009

We have incurred an accumulated net loss of $30,719,724, from our inception in January 2006 through March 31, 2009. For the three months ended March 31, 2009 and 2008, our loss was $22,015,840 and $1,826,877, respectively. The reasons for our continuing loss during the most recent fiscal quarter are:

•

Based on recent developments with our lender, Farm Credit Services of America, FCLA (Farm Credit), and the Company’s inability to find alternative sources for its required working capital, management determined that there was an impairment of our plant and processing equipment at March 31, 2009 and recorded a $20,224,067 impairment charge. Due to the lack of any sales of facilities similar to ours or a quoted market price for the Company’s units, we estimated the fair value of the plant based on the range of values discussed in a potential merger transaction and an independent appraisal.

•

We had no revenues from sales (and related federal incentives) for the quarter ended March 31, 2009, other than $14,100 of rental income as a result of short term leases for the use of our storage tanks. Sales (and related federal incentives) for the quarter ended March 31, 2008 were $4,576,929, all of which relate to product that was produced in December 2007.

•

In December 2007, construction of our plant was completed and as a result we started to depreciate the assets and discontinued the capitalization of the construction period interest expense. Depreciation and interest expense for the three months ended March 31, 2009 were $965,025 and $261,696, respectively. Depreciation and interest expense for the three months ended March 31, 2008 were $964,212 and $381,413, respectively. The reduction in interest expense is due to lower interest rates offset by higher average borrowings.

•

General and administration expenses for the three months ended March 31, 2009 and March 31, 2008 were $547,184 and $477,073, respectively. These expenses primarily consisted of professional fees incurred in connection with our SEC compliance matters and ongoing bank and strategic negotiations, payroll and insurance.

Six Months Ended March 31, 2009

Our net loss for the six months ended March 31, 2009 was $23,919,823 compared to a net loss for the six months ended March 31, 2008 of $2,704,224. The primary reason for the increase in the loss was the previously discussed impairment charge. Construction of the plant was not complete until December 2007. Prior to plant completion, interest incurred was capitalized as part of the construction costs. Depreciation on the plant and equipment was also commenced when the plant was placed into production in December 2007. Interest expense was $589,648 for the six months ended March 31, 2009 compared to $518,421 for the same period in the prior year. Depreciation expense was $1,937,463 for the six months ended March 31, 2009 compared to $1,267,514 for the same period in the prior year.

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

The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 75% to 90% of the overall cost of producing biodiesel. As a result, increased prices for feedstock greatly impact the biodiesel industry. Soybean oil is the most abundant oil feedstock available in the United States. The 20-year average price for soybean oil is approximately $0.24 per pound. Prices have been quite volatile – most notable is soybean oil and methanol (which is used to a much lesser degree than soybean oil). Since January 2008, soybean oil has traded in a range of less than $0.30 to over $0.70 per pound delivered to Algona. As of May 6, 2009, refined soybean oil delivered to Algona would be priced near $0.38 per pound, according to The Jacobsen®.

Many of our competitors have plants that can make biodiesel from animal fats as well as soybean oil, the expense of which has precluded us from profitable operations throughout much of the time since we completed the successful test-phase of our plant. Our plant technology is capable of converting multiple refined oils to biodiesel. We can convert alternative oils with a lower input cost, such as corn oil and animal fats, provided these oils, or others, meet the input specifications for our biodiesel process. These materials are typically sold as a crude product. In order to utilize these feedstocks at our facility, we will be required to make additional capital investment to adapt and enable our plant to refine and pretreat these alternative feedstocks to meet feedstock input specifications for our biodiesel production process (pretreatment equipment).

Since January 2008, methanol pricing has ranged from $0.80 per gallon to $3.00 per gallon delivered to Algona. As of May 6, 2009, methanol delivered to Algona would be priced near $0.80 per gallon. The market price for biodiesel has been equally volatile: since January 2008, the Upper Midwest market price for biodiesel has ranged from approximately $2.70 per gallon to a July 2008 spike near $5.40 per gallon -- approximately a 100% price variation. The Upper Midwest B100 pricing as of May 6, 2009 was near $3.00 per gallon, according to The Jacobsen®.

The market conditions, as reported by The Jacobsen®, as of May 2009 would not allow us to operate the plant profitably with an input of 100% refined soybean oil. We cannot predict the duration of these conditions. This situation is reflected by the overall reduction of biodiesel production to near 2006 levels. A significant negative impact on United States biodiesel producers has been the imposition of substantial duties by the European Union on the import of biodiesel originated in the United States to European Union members. Overall United States production of biodiesel fell to 30 million gallons in March 2009, down more than 40% from April 2008 production levels. According to predictions by the National Biodiesel Board, production of biodiesel for 2009 could be half of 2008 levels based on current conditions. According to the United States Department of Energy, 683 million gallons of biodiesel was produced by United States producers in 2008, compared to 490 million gallons in 2007. However, overall production capacity grew from 1.9 billion gallons to 2.6 billion gallons over the same time period. Government analysts have estimated that as many at one-third of biodiesel production facilities are presently shut down; plants that are operating are those that rely heavily on alternative feedstocks such as waste greases and fats.

We produce about nine tenths of one pound of glycerin for each gallon of biodiesel. From January 2008 to May 2009, crude glycerin pricing has ranged from approximately $0.045 to $0.30 per pound. As of May 6, 2009, crude glycerin is reported to be selling in the range of $0.04 to $0.06 per pound. Our soy oil-based glycerin commands a higher price than glycerin generated by animal fat. In March 2008, we sold glycerin for $0.30 per pound. As of May 2009, prices for 100% vegetable oil based glycerin are estimated at $0.06 per pound.

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

However, if we had sufficient working capital the soybean oil market prices and biodiesel prices would have offered the opportunity to operate our plant at a positive margin over variable costs during some portion of the three months ended March 31, 2009, and therefore recover a portion of our fixed costs. We are currently unable to operate the plant given our inability to obtain working capital financing. Based upon May 2009 commodity prices, we estimate the need for $15,000,000 in working capital financing to operate the plant optimally at its full capacity.

We believe a facility of less than $10,000,000 would not allow us to operate at meaningful volumes. Previously, we had a $12,000,000 Revolving Loan to fund purchases of soybean oil and other raw materials in periods where the plant could operate profitably. We were not, however, able to come to terms with Farm Credit to permit us draw funds against the Revolving Loan. As a result, our access to the $12,000,000 under the Revolving Loan for working capital has been terminated under our Restated Credit Agreement with Farm Credit. See “Debt Financing” below.

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

Our goal is to operate profitably. This is a difficult proposition considering volatile financial, credit and commodity market conditions and our inability to obtain sufficient working capital financing. If such financing becomes available, our decision to run the plant will be predicated on our ability to generate positive cash flow margins. We believe we can achieve that margin when the per gallon spread between biodiesel and soybean oil is between $0.30 to $0.35. It is, however, difficult to lock in back-to-back margins in the spot market. Forward pricing is similarly difficult to achieve. Based on recommendations from our consultant, Renewable Energy Group, if financing becomes available, we will attempt to capture margin opportunities. We may seek to lock in either soybean oil or biodiesel/heating oil opportunities or both when they present themselves. We may use cash contracts to lessen the capital constraints of option or futures positions when feasible.

Although recent market pricing trends for methanol and other inputs have shifted downward significantly, there has also been a significant decrease in petroleum diesel prices. The decrease in petroleum diesel prices has exerted significant pressure on the biodiesel market, and we have seen decreases in the sales price of B100 biodiesel to a May 2009 market price of approximately $3.00 per gallon. We have also seen this trend with regard to glycerin pricing; however, we do believe that we will be able to realize a slight premium for our glycerin as long as it is pure vegetable base glycerin product. It should be noted that if we choose to pursue utilization of animal fats as a portion of our feedstock, we may see a decrease in the price we can realize for our crude glycerin product.

We cannot predict how commodity prices and the market price for our products will fluctuate in the future.

Debt Financing

On January 3, 2007 we executed a $36,500,000 Master Loan Agreement (Credit Agreement) with Farm Credit and related loan supplements outstanding under such agreement. The Credit Agreement consisted of a $24,500,000 Construction and Term Loan Supplement dated as of January 30, 2007 (the Term Loan Supplement and the Term Loan) and a $12,000,000 Construction and Revolving Term Loan Supplement, all dated as of January 30, 2007 (Revolving Loan Supplement and the Revolving Loan).

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

We are party to a Design-Build Agreement with REG Construction Services, LLC, now known as REG Construction & Technology Group, LLC (REG Construction), under which it designed, engineered and built our biodiesel plant. In November, 2007, and thereafter, we had submitted to Farm Credit requests for advances under the Term Loan seeking disbursement of funds to REG Construction to pay for the outstanding unpaid bills owing to REG Construction under the Design-Build Agreement, but Farm Credit refused to advance the requested funds to REG Construction because of the “distressed loans” status. On March 24, 2008, REG Construction filed of record a mechanic’s lien against our biodiesel plant alleging an outstanding unpaid bill for construction of our plant under the Design-Build Agreement in the amount of $4,349,217.

On April 30, 2008, we consummated the transactions contemplated by an Agreement regarding Payment for Construction effective April 29, 2008 (Construction Payment Agreement) with Farm Credit and REG Construction. The Construction Payment Agreement provided for satisfaction and release of REG Construction’s mechanic’s lien through Farm Credit’s advance of $2,349,217 under the Term Loan and through the acquisition by REG Ventures, LLC, an affiliate of REG Construction, of 2,000 of our units, valued at $1,000 per unit, in lieu of cash payment of $2,000,000 for the construction services. Under the Construction Payment Agreement, on April 30, 2008, Farm Credit funded an additional $2,349,217, as a draw under the Term Loan. REG Construction received the $2,349,217 payment and we issued 2,000 units to REG Ventures, LLC. On March 4, 2009 we negotiated a final settlement on the Design-Build Agreement resulting in a $259,010 reduction in the total contract price.  The final $30,000 payment under the Design- Build was made in March 2009.

On June 17, 2008, we entered into a Restated Term Loan Agreement (Restated Term Loan Agreement) with Farm Credit. Also, on June 17, 2008, in connection with our Security Agreement dated January 30, 2007 with Farm Credit, we entered into Amendment No. 1 to Security Agreement with Farm Credit (Amended Security Agreement) and an Agreement with Farm Credit regarding the compromise and settlement of disputes and claims (Settlement Agreement). The Restated Term Loan Agreement, Amended Security Agreement and Settlement Agreement are collectively referred to as the “Restated Credit Agreement.” The following is a summary of certain terms of the Restated Credit Agreement:

•

Principal payments in the individual amounts of $912,500 due May 20, 2008, August 20, 2008 and November 20, 2008 are deferred with quarterly principal payments of $912,500 resuming and being due on February 20, 2009, and due quarterly thereafter. The due date for the final payment will be August 20, 2015.

•	We have no right to make a prepayment and then draw again the amount of the prepayment under the Restated Term Loan Agreement.

•

The balance outstanding on the $12,000,000 Revolving Loan Supplement in the principal amount of $260,378, plus interest due and unpaid, was transferred to the Restated Term Loan Agreement. A reserve of $600,000 was established for the interest due through December 31, 2008 under our Restated Term Loan Agreement. Also, a reserve of $289,010 was established under our Restated Term Loan Agreement for the final payments due REG Construction.

•	Our access to the $12,000,000 unused balance under the Revolving Loan for working capital was terminated. The Revolving Loan Supplement was terminated and cancelled.

•

Our ability to declare or pay dividends, make any distribution of assets to our members, purchase, redeem, retire or otherwise acquire for value any of our capital stock, or allocate or otherwise set apart any sum is restricted. The only exception is that in any fiscal year we may distribute to our members up to 40% of our net profits (as defined) for each fiscal year after receipt of our audited financial statements for the pertinent fiscal year, provided that we are and will remain in compliance with all loan covenants, terms and conditions. Also, in each fiscal year, we may make a distribution in excess of 40% of the net profit for such fiscal year if we have made the required “Free Cash Flow” payment to Farm Credit for such fiscal year. However, in order to do so, we must remain in compliance with all loan covenants, terms and conditions on a pro forma basis net of said additional payment.

•	Farm Credit has released its security interest lien in our inventory and accounts receivable as well as intangible personal property (such as cash, bank accounts, contract rights, etc.).

•	Farm Credit will continue to have a first mortgage in all of our real property and a first security interest in all of our equipment and fixtures.

•

Farm Credit has billed unused line fees of approximately $5,000 per month since February 2008 that have not been paid by us. These fees were waived. Farm Credit will not refund any other fees or any expenses incurred by us.

•

The financial covenants have been eliminated. Our requirement to pay the scheduled interest and principal payments when due remains, as well as other affirmative and negative covenants set forth in the Restated Term Loan Agreement remain.

•	We are allowed to make changes to our Articles and Operating Agreement, management contracts and other material contracts without the approval of Farm Credit.

•	We may prepay the balance owing under the Restated Term Loan Agreement at any time with no prepayment penalty.

•	In exchange for these restructuring terms, we gave Farm Credit and its five participating lenders a full release of all claims and disputes.

On February 20, 2009, Farm Credit granted us a payment deferral until May 20, 2009 of our $912,500 quarterly principal payment due February 20, 2009. As part of the agreement, we deposited $460,000 with the agent for Farm Credit to be used for monthly interest and other fees due under the Restated Term Loan Agreement. As of March 31, 2009, $389,863 was in this account.

We agreed to restrict our ability to incur cash expenses in excess of $400,000 in any month commencing February 2009, without first obtaining Farm Credit’s approval which may not be unreasonably withheld. Also, commencing February 2009, we may not make expenditures for fixed assets nor make any distributions to our members, until further agreement of the parties. We are required to provide Farm Credit’s agent with additional documentation and budget reconciliations.

As of March 31, 2009, $24,210,000 was outstanding under the Restated Term Loan Agreement.

Available Cash and Cash Requirements

As of March 31, 2009, we had current assets of $2,453,161. The maximum amount that we could draw under our Restated Term Loan Agreement is $290,000 and we have no assurance that Farm Credit will approve this request when it is made. Our February 2009 payment deferral agreement requires us to make a principal payment in the amount of $1,825,000 on May 20, 2009. We do not have adequate funds to make this principal payment.

If the $1,825,000 principal payment due by May 20, 2009 is not made because we are unable to restructure our Restated Credit Agreement or obtain replacement financing for it, together with working capital financing, or obtain another payment deferral from Farm Credit, we will be in default under our Restated Credit Agreement with Farm Credit. Farm Credit would then be in a position to foreclose its mortgage on and security interest in our real property, plant and equipment. As noted above, we are currently unable to operate the plant profitably given our inability to obtain working capital financing. Doubts about our ability to continue as a going concern, coupled with the unprecedented turmoil in the current financial and credit markets, make it difficult to obtain replacement and working capital financing, especially given the distressed nature of the biodiesel industry and uncertainty of commodity prices. See “Financial Statements”, in Item 1, Note 6, above. As a result, we are experiencing liquidity problems associated with the cost of our raw materials, lack of demand for our product at profitable prices and will face, if our operations begin, the ordinary delay between when we would purchase raw materials and when we would receive payments from REG for our finished products.

To address our liquidity challenge, we continue to explore various alternatives to infuse capital into our business including alliances, partnerships and mergers with other entities, as well as pursuing avenues to obtain additional financing or raise additional capital. To date we have not had any success in these efforts.

Working Capital Financing

We developed a financing plan, presented to over 40 financial firms during the 2008 calendar year, which requested a minimum working capital facility of $10,000,000. These financial firms included money center banks, regional banks, community banks, finance companies, factors and high net worth individuals. In addition, we sought working capital from potential lenders in the agriculture industry, those with commodity experience and those with experience in renewable fuels. We engaged placement agents to approach lenders that we would otherwise not have approached. These placement agents have access to both traditional lending sources and non traditional lenders. We offered potential lenders a first security interest in our inventory and accounts receivable. We believe a facility of less than $10,000,000 would not allow us to operate at meaningful volumes. However, we estimate the need for $15,000,000 in working capital financing to operate the plant optimally at its full capacity, based upon May 2009 commodity prices.

New Financing

On December 26, 2008 we retained William Blair & Company, L.L.C. (William Blair) to act as our financial advisor in connection with our continued exploration of possible strategic alternatives. William Blair has assisted us in our search for new financing (a Financing Transaction).  To date we have not been successful in arranging a Financing Transaction.

On April 29, 2009 we met with Farm Credit and representatives of our existing lender group to restructure the Restated Credit Agreement and to seek additional financing for working capital and pretreatment equipment (our Farm Credit Financing Proposal). On May 11, 2009, we received correspondence from Farm Credit informing us that our Farm Credit Financing Proposal had been denied for two general reasons: our insufficient capital position in Farm Credit's view, coupled with our present inability to provide a significant contribution of capital, and the unwillingness of Farm Credit and our existing lender group to incur additional lending exposure considering the uncertainty of the profit margins in the biodiesel industry and our ability to tolerate additional risk.

Other Strategic Alternatives

We retained William Blair also to act as our financial advisor in connection with the possible merger or sale of all or a portion of our capital stock or assets or other business combination (a Business Combination). During the three months ended March 31, 2009, William Blair contacted approximately 130 potential strategic and financial buyers located in North America, South America, Europe and Asia seeking interest in a Business Combination. Although William Blair received 13 preliminary indications of interest, for a variety of reasons, none of these potential buyers submitted a bid proposing a Business Combination. We have had no subsequent success in arranging a Business Combination.

If we are unable to restructure our Restated Credit Agreement or obtain replacement financing for it, together with working capital and pretreatment equipment financing, and do not make our $1,825,000 principal payment due by May 20, 2009, or obtain another payment deferral from Farm Credit, we will be faced with some combination of the following:

•

Farm Credit will likely exercise its remedies under our Restated Credit Agreement, including, without limitation, its right to accelerate the unpaid principal balance under the Restated Credit Agreement (and all accrued interest and all other amounts payable) and commence a foreclosure proceeding,

•

raise additional funds from an investor or investors to pay Farm Credit, the availability of which is doubtful given the current turmoil in the credit and commodity markets and biodiesel industry and the lack of favorable response received by William Blair to date,

•	sell our assets or merge with another entity, or

•	seek bankruptcy court relief to attempt to restructure our indebtedness to Farm Credit.

Our preference and goals are to fund principal and interest payments, obtain working capital pretreatment equipment financing and operate our plant profitably, rather than be subject to a foreclosure proceeding or resorting to bankruptcy court relief. As noted, our recent Farm Credit Financing Proposal was denied and our requests to other sources of capital have not resulted in a commitment to restructure or replace our existing Restated Credit Agreement and obtain the additional financing we need. It now appears doubtful that these efforts will be successful.

Farm Credit has a first mortgage in all of our real property and a first security interest in all of our equipment and fixtures, including our plant and operating equipment (collectively, the Farm Credit Collateral). If we do not make our $1,825,000 principal payment due by May 20, 2009, Farm Credit will likely declare and notify us of a payment default, accelerate the amounts owed under our Restated Credit Agreement, commence a foreclosure proceeding on its mortgage on and security interest in the Farm Credit Collateral and seek appointment of a receiver to take possession of the Farm Credit Collateral securing the Restated Credit Agreement. These proceedings would ultimately result in the conveyance of our real estate, plant and equipment to Farm Credit, if a foreclosure proceeding were concluded before the indebtedness under our Restated Credit Agreement could be otherwise repaid or restructured in or outside of bankruptcy proceedings. Foreclosure would have a material adverse impact on our financial condition and results of operations, result in the loss of the most of our operating assets and a permanent shut-down of our plant and cause our members to lose most or all of their investment in East Fork.

Distribution to Unit Holders

As of March 31, 2009, the board of directors of the Company had not declared any dividends.

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

Based on recent developments with Farm Credit and our inability to find alternative sources for the required working capital, management determined that an impairment existed at March 31, 2009. Therefore, during the period ending March 31, 2009, the plant and processing equipment were reduced to fair value by recording a $20,224,067 impairment charge. Due to the lack of any sales of facilities similar to ours or a quoted market price for our units, we estimated fair value based on the range of values discussed in a potential merger transaction and an independent appraisal. This estimate is very subjective and with the continuing changes in the credit and commodity markets and the biodiesel industry, it is possible that we will incur additional impairment charges in the future as estimated fair values change, and, as a result, we may incur significant additional losses.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our principal executive officer (PEO), Mr. Chris L. Daniel, and principal financial officer (PFO), Mr. Jack W. Limbaugh, Jr.), as of the end of the period covered by this report, our PEO and PFO have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including our PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

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

We may be required to take further impairment charges on our long-lived assets, which may have a material effect on the value of our total assets.  For the quarter ended March 31, 2009 we recorded a non-cash impairment charge to our plant and processing equipment of $20.2 million In accordance with FAS 144, an asset (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value. Due to the lack of sales of assets similar to ours in the market place and the subjective nature of the determination of our projected cash flows, our estimated fair value may change in future periods requiring us to take additional impairment charges. We cannot make any assurances that any required impairment charges will not have a material effect on our total assets.

If our $1,825,000 principal payment due by May 20, 2009 is not made, we will be in default under our Restated Credit Agreement with Farm Credit and if it forecloses its mortgage on and security interest on our real property, plant and equipment, such action would result in the loss of these assets, permanent shut-down of our plant and could cause our members to lose all of their investment in East Fork. Farm Credit has a first mortgage in all of our real property and a first security interest in all of our equipment and fixtures, including our plant and operating equipment (collectively, the Farm Credit Collateral).

If we do not make our  $1,825,000  principal  payment due by May 20,  2009,  Farm  Credit  will likely  declare and notify us of a payment  default,  accelerate  the amounts  owed under our  Restated  Credit  Agreement,  commence a foreclosure  proceeding  on its  mortgage  on and  security  interest  in  the  Farm  Credit  Collateral  and  seek appointment  of a  receiver  to take  possession  of the  Farm  Credit  Collateral  securing  the  Restated  Credit Agreement.  These proceedings would ultimately result in the conveyance of our real estate,  plant and equipment to Farm Credit,  if a  foreclosure  proceeding  were  concluded  before the  indebtedness  under our  Restated  Credit Agreement could be otherwise repaid  or restructured in or outside of bankruptcy proceedings.  Foreclosure would have a material adverse impact on our financial condition and results of operations, result in the loss of the most of our operating  assets and a permanent shut-down of our plant and cause our members to lose most or all of their investment in East Fork.

Duration of duties imposed by the European Commission on imports of United States biodiesel which could cause a significant decrease in the demand for biodiesel produced in the United States. On March 12, 2009 the European Commission applied temporary duties on imports of biodiesel from the United States for a period of four months while it investigates the evidence of unfair subsidies and dumping of United States biodiesel imports into the European Union. If we are able to obtain sufficient financing to operate, international sales, particularly sales in Europe, could be a significant portion of our revenues.

These duties appear to be having the effect of, and may, if extended beyond the four month temporary period, significantly increase the selling cost of the biodiesel in European markets, making it difficult or impossible for companies in the United States to compete with European biodiesel producers and could significantly harm our revenues and financial performance, if we are able to re-start our plant.

Item 4.	Submission of Matters to a Vote of Security Holders.

On March 20, 2009, we conducted the 2009 Annual Meeting of Members. Michael L. Kohlhaas, Jack W. Limbaugh, Jr. and Daniel Muller were elected as directors for three year terms expiring at the 2012 Annual Meeting of Members.

The following are the number of votes cast by the members on the nominees for election of directors:

Michael L. Kohlhaas	For	19,447	Against	469	Abstain	410
Jack W. Limbaugh, Jr.	For	19,481	Against	405	Abstain	440
Daniel Muller	For	19,454	Against	412	Abstain	460

Item 6.	Exhibits.

Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAST FORK BIODIESEL, LLC

Date: May 15, 2009	By:	/s/Chris L. Daniel
Chris L. Daniel
	Its:	Chief Executive Officer