Form 10-Q
period 2009-06-30
EAST FORK BIODIESEL, LLC
filed 2009-08-14
CIK 1424804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2009

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

As of June 30, 2009, there were 49,159 membership units issued and outstanding.

i

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Report on Form 10-Q contains information that may be deemed forward-looking that is based largely on our current expectations and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Such risks, trends and other uncertainties, which in some instances are beyond our control, include: the impact of the current recession, the distressed economic environment of the biodiesel industry, continuing instability or disruptions in the credit and financial markets, our inability to secure replacement financing for our indebtedness under our restated term loan agreement, our inability to obtain working capital and capital improvement financing resulting in continued idling of our plant, our inability to generate cash liquidity from operations sufficient to service our significant debt levels and comply with our financial obligations under our restated term loan agreement, our ability to repay our principal and interest obligations and avoid foreclosure of the mortgage and security interest on our real estate, plant and equipment under our restated term loan agreement, changes in interest rates, prices of or demand for diesel fuel, refined soybean oil and other commodity prices, energy costs, shipping costs, available production and management personnel, changes or elimination of government subsidiaries or incentives, loss of exports due to the European Commission’s imposition of duties on imports of United States biodiesel, legislative and regulatory developments, including additional duties or tariffs on United States biodiesel, and other results of operations or financial conditions. Any statements that are not statements of historical fact (including statements containing the words “may,” “will,” “would,” “could,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “considers” and similar expressions) generally should be considered forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this Form 10-Q. East Fork does not publicly undertake to update or revise its forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Unaudited Balance Sheets
	June 30,	September 30,
Assets (Note 2)	2009	2008
Current Assets:
Cash and cash equivalents	$ 1,607,323	$ 124,073
Restricted cash with lender	278,988	-
Accounts receivable (Note 5)	200	25,789
Federal incentive receivable	-	4,046
Inventory	72,900	88,642
Prepaid expenses	110,779	56,425
Total current assets	2,070,190	298,975

Property and Equipment:
Land	539,291	539,291
Construction in progress	-	348,151
Plant and processing equipment	59,317,164	59,561,579
Office building, furniture and fixtures	489,154	489,154
	60,345,609	60,938,175
Accumulated depreciation including impairment charge	25,925,425	3,229,587
	34,420,184	57,708,588

Other Assets:
Restricted cash in escrow	518,789	552,589
Deferred financing costs, net of accumulated amortization	-	168,808
	518,789	721,397
	$ 37,009,163	$ 58,728,960

Liabilities and Members' Equity
Current Liabilities:
Current maturities of long-term debt (Note 2)	$ 24,815,000	$ 20,860,000
Accounts payable and accrued expenses	162,163	264,041
Construction payable, including $150,000 of retainage (Note 4)	-	289,010
Total current liabilities	24,977,163	21,413,051

Commitments (Notes 4, 5 and 6)

Members' Equity:
Member contributions, net of issuance costs, units outstanding
June 30, 2009 and September 30, 2008: 49,159	44,115,810	44,115,810
Deficit accumulated during the development stage	(32,083,810)	(6,799,901)
	12,032,000	37,315,909
	$ 37,009,163	$ 58,728,960

See Notes to Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Unaudited Statements of Operations
					January 5, 2006
					(Date of
	Three Months Ended		Nine Months Ended		Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009
Revenues:
Sales (Note 5)	$ -	$ 50,265	$ -	$ 3,636,436	$ 3,651,251
Federal incentives	-	4,046	-	994,804	994,804
Rental Income	41,730	-	55,830	-	55,830
	41,730	54,311	55,830	4,631,240	4,701,885

Expenses:
Cost of sales, including plant operating expenses	658,464	1,137,839	2,809,730	6,992,143	10,894,661
Impairment of plant and processing equipment	-	-	20,224,067	-	20,224,067
Loss on sale contract	-	-	-	158,000	158,000
Loss on derivative instruments	-	-	-	119,530	843,696
Consulting fees (Note 3)	-	18,000	-	18,000	284,359
General and administrative	265,093	344,402	1,293,312	1,029,106	3,395,259
	923,557	1,500,241	24,327,109	8,316,779	35,800,042

Loss before other income (expense)	(881,827)	(1,445,930)	(24,271,279)	(3,685,539)	(31,098,157)

Other income (expense):
Grants and other income	1,651	-	48,445	28,559	90,484
Interest income	6,412	5,801	18,895	31,048	1,308,654
Interest expense	(490,322)	(329,869)	(1,079,970)	(848,290)	(2,384,791)
	(482,259)	(324,068)	(1,012,630)	(788,683)	(985,653)
Net (loss)	$ (1,364,086)	$ (1,769,998)	$(25,283,909)	$ (4,474,222)	$ (32,083,810)

Weighted average basic and diluted units outstanding	49,159	48,500	49,159	47,604	41,187

Net income (loss) per unit - basic and diluted	$ (27.75)	$ (36.49)	$ (514.33)	$ (93.99)	$ (778.98)

See Notes to Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Unaudited Statements of Cash Flows
			January 5, 2006
			(Date of
	Nine Months Ended		Inception) to
	June 30,	June 30,	June 30,
	2009	2008	2009
Cash Flows from Operating Activities:
Net (loss)	$ (25,283,909)	$ (4,474,222)	$ (32,083,810)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	2,517,279	2,252,499	5,746,866
Amortization	168,808	39,438	366,371
Impairment of plant and processing equipment	20,224,067	-	20,224,067
Unrealized (gain) loss on derivative financial instruments	-	(517,724)	-
Member units earned for consulting services	-	-	50,000
Changes in working capital components:
Decrease (Increase) in receivables	29,635	(38,014)	(200)
Decrease (Increase) in inventories	15,742	(110,295)	(72,900)
(Increase) in due from broker	-	1,181,254	-
(Increase) in prepaid expenses	(54,354)	(26,081)	(110,779)
Increase in accounts payable and accrued expenses	(101,878)	91,557	162,163
Net cash (used in) operating activities	(2,484,610)	(1,601,588)	(5,718,222)

Cash Flows from Investing Activities:
Purchase and construction of property and equipment,
net of sales tax refund	258,048	(8,238,579)	(58,363,351)
(Increase) in restricted cash with lender	(278,988)	-	(278,988)
(Increase) decrease in restricted cash in escrow, net	33,800	165,961	(518,789)
Net cash provided by (used in) investing activities	12,860	(8,072,618)	(59,161,128)

Cash Flows from Financing Activities:
Issuance of membership units	-	-	42,281,166
Collection of membership unit subscription receivable	-	156,267	156,267
Payments of offering costs	-	-	(371,623)
Payments of financing costs	-	-	(394,137)
Payments of long-term debt	(45,000)	(25,000)	(85,000)
Proceeds from long-term borrowings	4,000,000	10,228,452	24,900,000
Net cash provided by financing activities	3,955,000	10,359,719	66,486,673

Net increase in cash and cash equivalents	1,483,250	685,513	1,607,323

Cash and cash equivalents:
Beginning	124,073	168,926	-
Ending	$ 1,607,323	$ 854,439	$ 1,607,323

Supplemental Disclosure of Cash Flow Information,
cash payments for interest, net of amount capitalized	$ 960,099	$ 713,328	1,969,120

Supplemental Disclosures of Noncash Operating and Financing Activities:
Construction in progress included in accounts and construction payable	$ -	$ 289,010	$ 289,010
Membership units issued in exchange for construction payable	-	2,000,000	2,000,000
Amortized financing costs included in construction in progress	-	11,266	27,766

    See Notes to Financial Statements.

East Fork Biodiesel, LLC

(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1.	Nature of Business, Basis of Presentation and Significant Accounting Policies

Nature of business:

East Fork Biodiesel, LLC (the Company), located in Algona, Iowa, was formed on January 5, 2006 to pool investors to build a 60 million gallon annual production biodiesel manufacturing plant. The Company is in the development stage with its efforts being principally devoted to organizational, equity-raising activities and construction of the biodiesel plant. The plant was substantially complete and started production on December 5, 2007 to verify the production capabilities of the plant. In December the plant produced approximately 1.1 million gallons of biodiesel and then shut down due to the then existing adverse market conditions (See Note 6).

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

Accounts receivable:  Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and, therefore, there is no allowance as of June 30, 2009.

East Fork Biodiesel, LLC

(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1.	Nature of Business, Basis of Presentation and Significant Accounting Policies (Continued)

Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company had no receivables accruing interest as of June 30, 2009.

Inventory:  Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following as of June 30, 2009 and September 30, 2008:

	June 30,	September 30,
	2009	2008

Raw material	$ 72,900	$ 88,642
Finished goods	-	-
	$ 72,900	$ 88,642

Property and equipment: Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years

Plant and process equipment	15 - 20
Office building	20
Office equipment	3 - 7
Other equipment	3 - 7

Maintenance and repairs are expensed as incurred and major improvements and betterments are capitalized. As of June 30, 2009, the Company has capitalized $345,416 of interest and financing costs in property and equipment.

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

Restricted cash in escrow: As of June 30, 2009 the Company had an agreement with a natural gas company that requires a restricted escrow balance of $518,789 consisting of a $45,589 deposit and $473,200 to cover storage transportation and/or construction of the town border station. Under the terms of the agreement the escrow will be released annually beginning on October 1, 2008 at the discretion of the natural gas company but no less than 1/15 of the original deposit of $507,000 to cover storage transportation and/or construction of the town border station.

East Fork Biodiesel, LLC

(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1.	Nature of Business, Basis of Presentation and Significant Accounting Policies (Continued)

Deferred financing costs:  Expenditures directly related to securing long-term financing are recorded as a deferred cost on the balance sheet. These costs are being amortized using the effective interest method over the term of the credit agreement. As a result of the Company’s default under its Restated Term Loan Agreement discussed in Note 2, the lender has terminated any commitment to the Company and accelerated the due date of the unpaid principal balance outstanding. The remaining $134,086 of deferred financing costs were included in interest expense for the quarter ending June 30, 2009.

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

Although the Company believes its derivative positions are economic hedges, none have been designated as hedges for accounting purposes. Therefore, derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in the statement of operations. The Company did not have an open position during nine months ended June 30, 2009, and recognized a net loss of none and $119,530, during the three and nine month periods ended June 30, 2008, respectively, and $843,696 during period from inception to June 30, 2009.

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

On January 30, 2007, the Company entered into a $36,500,000 Master Loan Agreement (credit agreement), which consisted of a $12,000,000 revolving-term loan and a $24,500,000 construction-term loan used for working capital and to complete the biodiesel project. The construction-term loan consisted of two phases: a “start-up phase” during which the Company made periodic requests for fund advances to meet construction obligations and at the completion of construction and payment of construction costs, a "term loan phase" in which the loan converted to a “senior debt instrument”. The construction loan was secured by substantially all of the Company’s real property, equipment, fixtures, furniture and articles of tangible personal property (except inventory and supplies) and was payable in quarterly installments of $912,500 beginning on May 20, 2008. The credit agreement provided for a special annual payment equal to 75% of “free cash flow” as defined in the agreement, limited to a total payment $2,000,000 annually.

The Company selected one or more of the following interest rate options under the credit agreement:

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

The credit agreement also contained an event of default if the lender determines that there has been a material adverse change in the Company’s financial condition, results of operations, or ability to perform its obligations under the agreement. In November 2007, the Company was informed by its lender that the senior credit facility was considered to be a distressed loan subject to restructuring. The lender refused to make further advances under the facility.

On June 17, 2008 the Company entered into a restructuring agreement with the lender and executed a Restated Term Loan Agreement. The principal provisions of this Agreement are:

•

The Company’s access to the $12,000,000 revolving term loan was terminated. The lender released its security interest in the Company’s inventory and accounts receivable, as well as intangible personal property.

•	A reserve of $600,000 was established for interest due through March 31, 2009 and a reserve of $290,000 was established for the final payments due REG Construction & Technology Group, LLC.

•	The Company was able to draw on the full amount of the $24,500,000 Term Loan less the reserves discussed above.

•

Principal payments in the individual amounts of $912,500 due May 20, 2008, August 20, 2008 and November 20, 2008 were deferred with quarterly principal payments of $912,500 resuming and being due on February 20, 2009, and due quarterly thereafter. The due date for the final payment will be August 20, 2015.

•

The Company was able to select one or more of the following interest rate options under the Restated Term Loan Agreement: a variable interest rate equal to the rate established by the Agent plus three-quarters of one percent (0.75%) per annum; or a fixed rate per annum equal to London Inter Bank Offered Rate at the date selected plus 3.25%.

•	The financial covenants were eliminated. The Restated Term Loan Agreement contains various affirmative and negative covenants.

On February 20, 2009, the Company was granted a payment deferral until May 20, 2009 of its $912,500 quarterly principal payment due February 20, 2009. As part of the Restated Term Loan Agreement, the Company deposited $460,000 with the agent for the lender to be used for monthly interest and other fees due the lender. As of June 30, 2009, $278,988 was in this account.

On May 20, 2009 the Company had a scheduled principal payment due of $1,825,000. This payment was not made as the Company did not have sufficient unrestricted cash. On May 26, 2009, the lender’s agent declared the Company in default and on June 22, 2009 the lender initiated foreclosure proceedings against the Company’s plant, equipment, fixtures and real property.

As a result of the default, the lender increased the interest rate on the borrowings by 4.0%, effective May 21, 2009. As of June 30, 2009, $24,000,000 of the borrowings were at the LIBOR option of 7.625% and $500,000 of the borrowings were at the Agent Base Rate option of 8.50%.

As of June 30, 2009, $24,500,000 was outstanding under the term loan agreement.

East Fork Biodiesel, LLC

(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 2.	Long-Term Debt (Continued)

In June 2006, the Company entered into a financial assistance contract with the Iowa Department of Economic Development whereby the Company was awarded a $100,000 forgivable loan and a $300,000 non-interest bearing loan. The Company is obligated to create 36 full-time equivalent jobs, with 30 of the created jobs having starting wages, including benefits, that meet or exceed $16.09 per hour with an average rate per hour including benefits of $19.47. As of June 30, 2009 the Company was not incompliance with these job creation requirements and therefore could become subject to certain financial penalties. As of June 30, 2009, $315,000 was outstanding. The agreement provides for a monthly principal payment of $5,000 per month. The occurrence of a default under the Restated Term Loan Agreement also constitutes an event of default under the contract which would allow IDED, at its option, to provide a notice of default which among other things would result in the amount being immediately due and payable (including the $100,000 forgivable loan) and impose a 6% annual default interest rate.

Note 3.	Related Party Transactions

The Company paid a consulting company owned by a member for project coordination, administration and consulting services, under the terms of an unwritten, month-to-month consulting arrangement. The member is also the President, former Chairman and current member of the Board of Directors. From inception through June 30, 2009, the Company incurred consulting charges of approximately $99,300 under this agreement. For the three and nine months ended June 30, 2009 no costs were incurred under the agreement. For the three and nine months ending June 30, 2008, $18,000 was incurred under the agreement.

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

The Company entered into a design-build agreement with REG Construction Services, LLC for construction of the biodiesel plant for $57,238,000 due in monthly progress payments. The agreement provided for a 5% retainage to be withheld from each invoice. The contract was increased by $1,390,095 by change orders. On March 4, 2009 the Company negotiated a final settlement on the construction contract resulting in a $259,010 reduction in the total contract price.  The final $30,000 payment under the construction contract was made in March 2009.

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

In September 2006, the Company executed an agreement with a natural gas company to provide the natural gas required by the Company for a period commencing on August 1, 2007 and continuing for a period of 15 years. The contract was amended in October 2006 to delay the start date until November 1, 2007. The Company will pay a monthly delivery charge plus the applicable maximum rates and surcharges under the applicable rate schedule on file with the Iowa Commerce Commission for the gas that it uses. The contract reserves pipeline capacity of 984 dekatherms/day, at a cost of approximately $15,000 per month. The Company has hired a broker to market the excess pipeline capacity. The broker successfully marketed a large percentage of this volume through the early part of the year with lesser percentages marketed over the warmer months as overall natural gas demand declines.

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

On September 26, 2006, the Company entered into a Management and Operational Services Agreement with Renewable Energy Group, LLC. Under the agreement Renewable Energy Group will place the Company’s general and operations managers, acquire feedstocks and basic chemicals necessary for the operation of the facility, and perform the administrative, sales and marketing functions for the Company. In exchange for these services, the Company has agreed to pay Renewable Energy Group a flat monthly fee ("flat fee") and a per-gallon rate fee ("rate fee"). For the first month in which the Company’s biodiesel is produced and sold, and for six months thereafter (the "initial period"), it will pay a flat fee of $112,500, plus a $0.0175 rate fee for each gallon of biodiesel produced. For the first month after the initial period the Company will pay a flat fee of $172,500, plus a $0.0175 rate fee for each gallon of biodiesel produced. The flat fee and rate fee are adjusted beginning in the month following the first anniversary of the Company’s producing biodiesel for sale and annually for such month thereafter according to a complex formula based on movement in the Consumer Price Index for All-Urban Consumers, U.S. City Average, All Items, published by the United States Department of Labor. In addition to the flat fee and monthly fee, the Management Agreement also provides for the payment to Renewable Energy Group of a yearly bonus equal to 6% of the Company’s net income. The agreement has an initial term ending December 31, 2010 and it will continue thereafter unless either party gives written notice to the other of a proposed termination date at least 12 months in advance of the proposed termination date. On December 1, 2007, the Company and REG amended the Management Agreement to reduce the monthly fee to the amount of the compensation costs (including benefits) of the Company’s General Manager and Operations Manager while its plant is idle. Sales of biodiesel and glycerin to REG since inception were $3,651,251. Expense incurred under the agreement for the three and nine month periods ended June 30, 2009 were $2,849 and $50,121, respectively and for the three and nine month periods ended June 30, 2008, were $32,170 and $90,744 respectively and were $167,687 from inception through June 30, 2009. There was no accounts receivable due from REG as of June 30, 2009.

East Fork Biodiesel, LLC

(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 6.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through June 30, 2009, the Company was in the development stage, has undertaken significant borrowings to finance the construction of its biodiesel plant and has experienced a significant increase in the cost of soybean oil which is currently the primary ingredient in the Company’s planned production of biodiesel. As a result of the high cost of soybean oil the Company suspended plant operations in December 2007 after initial testing and production start-up. The Company has not been able to obtain working capital funds to start-up the plant and operate profitably. On May 26, 2009, the lender’s agent declared the Company in default and on June 22, 2009 the lender initiated foreclosure proceedings against the Company’s plant, equipment, fixtures and real property.

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

Note 7.	Subsequent Events

The Company has performed an evaluation of subsequent events through the time the June 30, 2009, Form 10-Q was filed with the Securities and Exchange Commission on August 14, 2009, which is the date the financial statements were issued. No events have occurred subsequent to June 30, 2009 that require disclosure or recognition in these financial statements.

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

In December 2007, our plant was substantially complete and we started production to verify the production capabilities of our new plant and produced in the aggregate approximately 1.1 million gallons of test-phase biodiesel and glycerin. After this production, we idled the plant due to then–existent adverse pricing for refined soybean oil (which abated for a time in 2008) and our subsequent inability to obtain working capital. Due to our continued inability to secure the working capital required to conduct normal operations at our plant, our plant remains idle. As indicated in our financial statements, exclusive of the sale of the product produced during our testing phase, we have not had revenues from operations from our inception in January 2006 through June 30, 2009. See Item 1, “Financial Statements”, above.

In 2008, subsequent to the production of test-phase biodiesel and glycerin, we sold the entire test-phase inventory. For the nine months ended June 30, 2009, we had no revenue from sales of biodiesel and glycerin and federal incentives payments.

Our independent registered public accounting firm has raised doubts about our ability to continue as a going concern. See “Financial Statements” in Item 1, Note 6, above.

Debt and Liquidity

On May 20, 2009 we had a scheduled principal payment of $1,825,000 due to our lender, Farm Credit Services of America FCLA (Farm Credit). We did not make this payment because we did not have sufficient unrestricted cash. On May 26, 2009, Farm Credit’s agent, CoBank, ACB (CoBank) declared us in default, terminated any commitment to us and accelerated the amounts owned under our $24,500,000 Restated Term Loan Agreement. On June 22, 2009 Farm Credit initiated foreclosure proceedings against our plant, equipment, fixtures and real property. As a result of the default, Farm Credit increased the interest rate on the borrowings by 4.0%, effective May 21, 2009. Effective May 21, 2009, we are being charged interest of 7.6250% on $24,000,000 of the loan balance and 8.50% on the remaining $500,000 of the loan balance. As of June 30, 2009, $24,500,000 was outstanding under the Restated Term Loan Agreement.

At June 30, 2009, CoBank held $278,988 of our funds in an escrow account. Beginning May 21, 2009,  CoBank has been accruing interest under  our Restated Term Loan Agreement at the rate of $5,201.38 per day. As our interest comes due and is billed each month, CoBank withdraws the amount from the escrow. At June 30, 2009 we had $49,300 in accrued interest not yet billed. We project that that on or before August 24, 2009 the interest payments withdrawn by CoBank will exhaust the balance in the escrow account. In addition, on August 1, 2009, we have approximately $1,536,000 in unrestricted cash.

Impairment of Long Lived Assets

Based on Farm Credit’s May 7, 2009 denial of our request to restructure the Restated Term Loan Agreement and provide financing for working capital and pretreatment equipment to process alternative feedstocks, and our inability to obtain these funds elsewhere, management determined that an impairment existed at March 31, 2009. Our property and equipment, including our plant, were reduced to fair value by recording a $20,224,067 impairment charge. The charge resulted in recognition of a significant loss per membership unit for the nine months ended June 30, 2009, and will result in a loss per membership unit for the twelve months ending September 30, 2009.

Three Months Ended June 30, 2009

We have incurred an accumulated net loss of $32,083,810, from our inception in January 2006 through June 30, 2009. For the three months ended June 30, 2009 and 2008, our net loss was $1,364,086 and $1,769,998, respectively. The reasons for our continuing loss during the most recent fiscal quarter include:

•

We had no revenues from sales (and related federal incentives) for the three months ended June 30, 2009 due to the continued idling of our plant. We did earn $41,730 of rental income as a result of short term leases for the use of our storage tanks. Sales (and related federal incentives) for the three months ended June 30, 2008 were $54,311, all of which relate to product that was produced in December 2007.

•

Depreciation and interest expense for the three months ended June 30, 2009 were $579,816 and $490,322, respectively. Depreciation and interest expense for the three months ended June 30, 2008 were $964,985 and $329,869, respectively. The increase in interest expense between the two periods is primarily due to our higher average borrowings, Farm Credit’s imposition of default interest on May 21, 2009 and the amortization of the remaining $134,086 of deferred financing costs as a result of Farm Credit’s acceleration of the due date on the unpaid principal balance under our Restated Term Loan Agreement. The reduction in the depreciation expense was the result of the reduction in the net book value of our fixed asset due to the previously discussed second quarter impairment charge.

•

General and administration expenses for the three months ended June 30, 2009 and June 30, 2008 were $265,093 and $344,402, respectively. These expenses primarily consisted of professional fees incurred in connection with our SEC compliance matters and ongoing bank and strategic negotiations, payroll and insurance.

Nine Months Ended June 30, 2009

Our net loss for the nine months ended June 30, 2009 was $25,283,909 compared to a net loss for the nine months ended June 30, 2008 of $4,474,222. The primary reason for the increase in the loss is the previously discussed impairment charge.

Construction of our plant was not complete until December 2007. Prior to plant completion, we capitalized interest incurred as part of the construction costs. We began to depreciate our plant and equipment when our plant was placed into production in December 2007. Depreciation expense was $2,517,279 for the nine months ended June 30, 2009 compared to $2,252,499 for the same period in the prior year. Interest expense was $1,079,970 for the nine months ended June 30, 2009 compared to $848,290 for the same period in the prior year. The increase in interest expense between the two periods is primarily due to higher average borrowings, Farm Credit’s imposition of default interest on May 21, 2009 and the amortization of the remaining $134,086 of deferred financing costs as a result of Farm Credit’s acceleration of the due date on the unpaid principal balance.

The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 75% to 90% of the overall cost of producing biodiesel. As a result, increased prices for feedstock greatly impact the biodiesel industry. Soybean oil is the most abundant oil feedstock available in the United States. The 20-year average price for soybean oil is approximately $0.24 per pound. Prices have been quite volatile – most notable is soybean oil and methanol (which is used to a much lesser degree than soybean oil). Since January 2008, soybean oil has traded in a range of less than $0.30 to over $0.70 per pound delivered to Algona. As of July 29, 2009, refined soybean oil delivered to Algona would be priced near $0.36 per pound, according to The Jacobsen®.

Many of our competitors have plants that can make biodiesel from animal fats as well as soybean oil. The cost of soybean oil has precluded us from profitable operations throughout much of the time since we completed the successful test-phase of our plant. Our plant technology is capable of converting multiple refined oils to biodiesel. We can convert alternative oils with a lower input cost, such as corn oil and animal fats, provided these oils, or others, meet the input specifications for our biodiesel process. These materials are typically sold as a crude product. In order to utilize these feedstocks at our facility, we will be required to make additional capital investment to adapt and enable our plant to refine and pretreat these alternative feedstocks to meet feedstock input specifications for our biodiesel production process, known as pretreatment equipment.

We continue to monitor soybean oil and biodiesel prices which might allow future profitable operation of our biodiesel plant. Farm Credit’s foreclosure proceeding makes it very unlikely that we will be able to obtain working capital financing. As a result, we have not been exploring working capital financing, but instead have explored transactions that would result in a sale of our plant, merger with another entity or additional investment to implement pretreatment and provide operating capital.

Since January 2008, methanol pricing has ranged from $0.80 per gallon to $2.70 per gallon delivered to Algona. As of early August, 2009, the price of methanol delivered to Algona was $0.88 per gallon. The market price for biodiesel has been equally volatile: since January 2008, the Upper Midwest market price for biodiesel has ranged from approximately $2.70 per gallon to a July 2008 spike near $5.40 per gallon -- approximately a 100% price variation. The Upper Midwest B100 pricing as of July 29, 2009 approached$2.95 per gallon, on average, according to The Jacobsen®.

The market conditions, as reported by The Jacobsen®, as of August 2009 would not allow us to operate the plant profitably with an input of 100% refined soybean oil. We cannot predict the duration of these conditions. This situation is reflected by the overall reduction of biodiesel production to near 2006 levels.

A significant negative impact on United States biodiesel producers has been the imposition of substantial duties by the European Union on the import of biodiesel originated in the United States to

European Union members. On July 7, 2009, the European Union announced that these duties will be extended for the next five years.

In May 2009, the Environmental Protection Agency released its analysis of the renewable fuel standard enacted by the Energy Independence and Security Act of 2007 as part of a proposed rule subject to public comment and further refinement before the rule becomes final. The Act requires 11.1 billion gallons of renewable fuel to displace petroleum fuel in 2009, increasing each year until reaching 36 billion gallons of renewable fuels by 2022, and the EPA to determine annual volumes of biomass-based diesel fuel required under the renewable fuel standard. The EPA’s analysis indicated that soy-based biodiesel fails to meet targets for reducing greenhouse gas emissions, and found that soy-based biodiesel reduces greenhouse gas emissions by just 22% compared to petroleum diesel.  The EPA's findings have been questioned by the biodiesel and soybean industries and others.  The biodiesel industry has been making its case in Washington for further review of the EPA's findings. If the industry is unsuccessful, demand for soy-based biodiesel could be further adversely affected by the EPA's findings in the proposed rule.

In June 2009, about one-third of the nation's biodiesel plants were idle, according to a published report citing information provided by officials with the National Biodiesel Board; plants that are operating are those that rely heavily on alternative feedstocks such as waste greases and fats.

We produce about nine tenths of one pound of glycerin for each gallon of biodiesel. From January 2008 to July 2009, crude glycerin pricing has ranged from approximately $0.04 to $0.30 per pound. As of early August, 2009, the price of crude glycerin was reported to be selling at $0.03 per pound, shipped FOB from our plant. Our soy oil-based glycerin commands a higher price than glycerin generated by animal fat. In 2008, we sold glycerin for $0.30 per pound.

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

We are currently unable to operate the plant given our inability to obtain working capital financing. Based upon July 2009 commodity prices, we estimate the need for $15,000,000 in working capital financing to operate the plant optimally at its full capacity.

We believe a facility of less than $10,000,000 would not allow us to operate at meaningful volumes. Previously, we had a $12,000,000 revolving loan to fund purchases of soybean oil and other raw materials in periods where the plant could operate profitably. We were not, however, able to come to terms with Farm Credit to permit us draw funds against the revolving loan. As a result, in June 2008 our access to the $12,000,000 under the revolving loan for working capital was terminated under our Restated Credit Agreement with Farm Credit. To date, our efforts to obtain working capital financing from other potential sources have been unsuccessful. See “Debt Financing” below.

Our lack of access to operating capital, coupled with the recent volatile financial, credit and commodity market conditions, including periods of high refined soybean oil prices timed with an unfavorable market price for biodiesel, have not allowed us to operate the plant profitably for a sustained period of time since December 2007. As a result, we are not able to produce and sell our products. Without access to replacement working capital financing, we have been unable to secure the cash required to purchase the inputs required to operate our plant during those periods during which positive margins could have been realized from operation.

Our goal is to operate profitably. This is a difficult proposition considering the recent volatile financial, credit and commodity market conditions and our inability to obtain sufficient working capital financing. If such financing becomes available, our decision to run the plant will be predicated on our ability to generate positive cash flow margins. We believe we can achieve that margin when the per gallon spread between biodiesel and soybean oil is between $0.30 to $0.35. It is, however, difficult to lock in back-to-back margins in the spot market. Forward pricing is similarly difficult to achieve.

Although recent market pricing trends for methanol and other inputs have shifted downward, there has also been fluctuation and decline in petroleum diesel prices. The decrease in petroleum diesel prices has exerted significant pressure on the biodiesel market, and we have seen decreases in the sales price of B100 biodiesel to a July 2009 Upper Midwest average market price of approximately $2.95per gallon. We have also seen this trend with regard to glycerin pricing. However, if we had sufficient funds to operate, we believe that we would be able to realize a slight premium for our glycerin as long as it is pure vegetable base glycerin product. It should be noted that if we were able to pursue utilization of animal fats as a portion of our feedstock, we would likely see a decrease in the price we could realize for our crude glycerin product.

We cannot predict how commodity prices and the market price for our products will fluctuate in the future.

Debt Financing

On January 3, 2007 we executed a $36,500,000 Master Loan Agreement with Farm Credit and related loan supplements outstanding under such agreement. The Credit Agreement consisted of a $24,500,000 Construction and Term Loan dated as of January 30, 2007 (Term Loan) and a $12,000,000 Construction and Revolving Term Loan Supplement, all dated as of January 30, 2007 (Revolving Loan).

We were notified by letter dated November 29, 2007 that Farm Credit determined our outstanding Term Loan and Revolving Loan to be “distressed loans,” because of material adverse changes in the markets for soybean oil and soybean biodiesel which then precluded profitable operation of our plant. At the time we were notified by Farm Credit of the “distressed loan” status, Farm Credit had made available to us (a) a $17,539,646 advance against the $24,500,000 maximum of our Term Loan, and (b) $260,378 advance against the $12,000,000 maximum of our Revolving Loan.

We are party to a Design-Build Agreement with REG Construction Services, LLC, now known as REG Construction & Technology Group, LLC (REG Construction), under which it designed, engineered and built our biodiesel plant. In November, 2007, and thereafter, we submitted to Farm Credit requests for advances under the Term Loan seeking disbursement of funds to REG Construction to pay for the outstanding unpaid bills owing to REG Construction under the Design-Build Agreement, but Farm Credit refused to advance the requested funds to REG Construction because of the “distressed loans” status. On March 24, 2008, REG Construction filed of record a mechanic’s lien against our biodiesel plant alleging an outstanding unpaid bill for construction of our plant under the Design-Build Agreement in the amount of $4,349,217.

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

On June 17, 2008, we entered into a Restated Term Loan Agreement with Farm Credit. Also, on June 17, 2008, in connection with our Security Agreement dated January 30, 2007 with Farm Credit, we entered into Amendment No. 1 to Security Agreement with Farm Credit (Amended Security Agreement) and an Agreement with Farm Credit regarding the compromise and settlement of disputes and claims (Settlement Agreement). The Restated Term Loan Agreement, Amended Security Agreement and Settlement Agreement are collectively referred to as the Restated Term Loan Agreement. The following is a summary of certain terms of the Restated Term Loan Agreement:

•

Principal payments in the individual amounts of $912,500 due May 20, 2008, August 20, 2008 and November 20, 2008 were deferred with quarterly principal payments of $912,500 resuming and being due on February 20, 2009, and due quarterly thereafter. The due date for the final payment was August 20, 2015.

•	We had no right to make a prepayment and then draw again the amount of the prepayment under the Restated Term Loan Agreement.

•

The balance outstanding on the $12,000,000 Revolving Loan in the principal amount of $260,378, plus interest due and unpaid, was transferred to the Restated Term Loan Agreement. A reserve of $600,000 was established for the interest due through December 31, 2008 under our Restated Term Loan Agreement. Also, a reserve of $289,010 was established under our Restated Term Loan Agreement for the final payments due REG Construction.

•	Our access to the $12,000,000 unused balance under the Revolving Loan for working capital was terminated. The Construction and Revolving Loan Supplement was terminated and cancelled.

•

Our ability to declare or pay dividends, make any distribution of assets to our members, purchase, redeem, retire or otherwise acquire for value any of our capital stock or allocate or otherwise set apart any sum remained restricted. The only exception was that in any fiscal year distribution to our members up to 40% of our net profits (as defined) for each fiscal year after receipt of our audited financial statements for the pertinent fiscal year was permitted, provided that we remained in compliance with all loan covenants, terms and conditions. Also, in each fiscal year, a distribution in excess of 40% of the net profit for such fiscal year was permitted if we had made the required “Free Cash Flow” payment to Farm Credit for such fiscal year. However, in order to do so, we had to remain in compliance with all loan covenants, terms and conditions on a pro forma basis net of said additional payment.

•	Farm Credit released its security interest lien in our inventory and accounts receivable as well as intangible personal property (such as cash, bank accounts, contract rights, etc.).

•	Farm Credit retained a first mortgage in all of our real property and a first security interest in all of our plant, fixtures and equipment.

•

Farm Credit billed unused line fees of approximately $5,000 per month since February 2008 that had not been paid by us. These fees were waived. Farm Credit was not required to refund any other fees or any expenses incurred by us.

•

The financial covenants were eliminated. Our requirement to pay the scheduled interest and principal payments when due, as well as other affirmative and negative covenants set forth in the Restated Term Loan Agreement remained.

•	We retained our right to make changes to our Articles and Operating Agreement, management contracts and other material contracts without the approval of Farm Credit.

•	We could prepay the balance owing under the Restated Term Loan Agreement at any time with no prepayment penalty.

•	In exchange for these restructuring terms, we gave Farm Credit and its five participating lenders a full release of all claims and disputes.

On February 20, 2009, Farm Credit granted us a payment deferral until May 20, 2009 of our $912,500 quarterly principal payment due February 20, 2009. As part of the agreement, we deposited $460,000 with CoBank to be used for monthly interest and other fees due under the Restated Term Loan Agreement. As of June 30, 2009, $278,988 was in this account.

Beginning May 21, 2009,  CoBank has been accruing interest under  our Restated Term Loan Agreement at the rate of $5,201.38 per day. As our interest comes due and is billed each month, CoBank withdraws the amount from the escrow. At June 30, 2009 we had $49,300 in accrued interest not yet billed. We project that that on or before August 24, 2009 the interest payments withdrawn by CoBank will exhaust the balance in the escrow account.

We agreed to restrict our ability to incur cash expenses in excess of $400,000 in any month commencing February 2009, without first obtaining Farm Credit’s approval which was not to be unreasonably withheld. Also, commencing February 2009, we could not make expenditures for fixed assets nor make any distributions to our members, until further agreement of the parties. We are required to provide Farm Credit’s agent with additional documentation and budget reconciliations.

As of June 30, 2009, $24,500,000 was outstanding under the Restated Term Loan Agreement.

Available Cash and Cash Requirements

Our February 2009 payment deferral agreement required us to make a principal payment in the amount of $1,825,000 on May 20, 2009. On May 20th we had unrestricted cash of approximately $1,710,000, and did not make our $1,825,000 payment to Farm Credit due on that date because we did not have adequate funds.As of June 30, 2009, we had current assets of $2,070,190. We have drawn all available amounts under our Restated Term Loan Agreement. On August 1, 2009, we had approximately $1,536,000 in unrestricted cash.

On May 26, 2009, we were notified that our failure to make the $1,825,000 principal payment due on May 20, 2009 constituted an event of default (the Default Notice) under our Restated Term Loan Agreement. The Default Notice, provided by CoBank, advised us that it had terminated any commitment to us and accelerated the due date of the unpaid principal balance outstanding on our $24,500,000 loan and all accrued but unpaid interest on the loan, by declaring such sum to be immediately due and payable.  The remaining $134,086 of deferred financing costs were included in interest expense for the quarter ending June 30, 2009.

On May 27, 2009, we were notified by CoBank that it had imposed, effective May 21, 2009, a default rate of interest, being 4% in excess of the rate(s) of interest that would otherwise apply, from time to time, on the $24,500,000 loan balance, as permitted by the Restated Term Loan Agreement. Prior to CoBank’s declaration of default, interest on $24,000,000 of the loan balance accrued at an annual fixed rate equal to LIBOR at the date selected, plus 3.25%, and interest on the remaining $500,000 of the loan balance accrued at a variable interest rate equal to the rate established by CoBank, plus three-quarters of one percent (0.75%) per annum. With the imposition of the default rate of interest, effective May 21, 2009, we are being charged interest of 7.6250% on $24,000,000 of the loan balance and 8.50% on the remaining $500,000 of the loan balance.

As noted above, at June 30, 2009, CoBank held $278,988 of our funds in an escrow account, and as our interest comes due and is billed each month, CoBank withdraws the amount from the escrow. We project that that on or before August 24, 2009 the interest payments withdrawn by CoBank will exhaust the balance in the escrow account.

Our failure to make the $1,825,000 principal payment due on May 20, 2009 under the Restated Term Loan Agreement also constitutes an event of default under our Master Contract with the Iowa Department of Economic Development entered into June 20, 2006, as amended, together with related loan documentation and promissory notes (collectively, the IDED Loan Agreement).

Under the IDED Loan Agreement, we were awarded a $100,000 loan (which may be forgiven if certain conditions are met) and a $300,000 loan. These loans are non-interest bearing, except in the event of default, which requires us to pay default interest. Also, we were required to execute promissory notes which outline the repayment obligations and terms and conditions of each loan. The $300,000 loan from IDED provides for a monthly principal payment of $5,000 per month. As of June 30, 2009, $315,000 was outstanding.

The IDED Loan Agreement obligates us to create 36 full-time equivalent jobs, with 30 of the created jobs having starting wages, including benefits, that meet or exceed $16.09 per hour with an average rate per hour including benefits of $19.47. As of June 30, 2009, we were not in compliance with these job creation requirements and could be subject to certain financial penalties.

The occurrence of this event of default under the IDED Loan Agreement allows IDED, at its option, to provide us with a notice of default and opportunity to cure under the IDED Loan Agreement. Our failure to timely cure such default would result in the indebtedness owing to IDED under the loans becoming immediately due and payable (including the $100,000 forgivable loan), plus imposition of a 6% annual default interest rate on the unpaid balance of the loans.

Under the IDED Loan Agreement, we and our members are entitled to receive certain enterprise zone benefits, including an Iowa supplemental new jobs tax credit, value added property tax exemption, Iowa investment tax credit and refund of Iowa sales, service and use taxes paid to contractors or subcontractors. The $1,041,000 annual investment tax credit is available for a five-year period beginning July 1, 2007 through June 30, 2012. The annual investment tax credit was included on members’ Schedule K-1 (Partner’s Share of Income, Deductions, Credits, etc.) for calendar years 2007 and 2008. We have received sales tax refunds from the Iowa Department of Revenue of $851,214.

On June 22, 2009 a Petition for Foreclosure was filed by Farm Credit against us, in the Iowa District Court for Kossuth County, Iowa. This foreclosure filing resulted from our failure to make a $1,825,000 principal payment to Farm Credit which was due on May 20, 2009 under our Restated Term Loan Agreement. Farm Credit has a first mortgage in all of our real property and a first security interest in all of our equipment and fixtures, including our plant (collectively, the Farm Credit Collateral). Farm Credit seeks foreclosure of its mortgage and security interest covering the Farm Credit Collateral for the amount of its unpaid principal and interest, attorney's fees and other costs and court-ordered conveyance of such collateral.

Although we cannot predict the outcome of these proceedings, Farm Credit will likely seek appointment of a receiver to take possession of the Farm Credit Collateral securing the Restated Term Loan Agreement. The foreclosure proceedings would ultimately result in the conveyance of the Farm Credit Collateral to Farm Credit, if a foreclosure proceeding were concluded before the indebtedness under the Restated Term Loan Agreement could be otherwise repaid or restructured in or outside of bankruptcy proceedings. Conclusion of the foreclosure process would have a material adverse impact on our financial condition and results of operations, result in the loss of the most of our operating assets and a permanent shut-down of our plant and cause our members to lose most or all of their investment in East Fork. Since the foreclosure proceedings are in the earliest of phases, we are unable to predict their duration.

Liquidity

As noted above, we are currently unable to operate the plant profitably given our inability to obtain working capital financing. Doubts about our ability to continue as a going concern, coupled with the unprecedented turmoil in the current financial and credit markets, make it difficult to obtain replacement and working capital financing, especially given the distressed nature of the biodiesel industry, uncertainty of commodity prices and Farm Credit’s foreclosure proceedings. See “Financial Statements”, in Item 1, Note 6, above. As a result, we are experiencing liquidity problems associated with the cost of our raw material and lack of demand for our product at profitable prices. Also, if our operations begin, we would face the ordinary delay between when we would purchase raw materials and when we would receive payments from REG for our finished products.

Working Capital Financing

We developed a financing plan, presented to over 40 financial firms during the 2008 calendar year, which requested a minimum working capital facility of $10,000,000. These financial firms included money center banks, regional banks, community banks, finance companies, factors and high net worth individuals. In addition, we sought working capital from potential lenders in the agriculture industry, those with commodity experience and those with experience in renewable fuels. We engaged placement agents to approach lenders that we would otherwise not have approached. These placement agents had access to both traditional lending sources and non traditional lenders. We offered potential lenders a first security interest in our inventory and accounts receivable. We believe a facility of less than $10,000,000 would not allow us to operate at meaningful volumes. However, we estimate the need for $15,000,000 in working capital financing to operate the plant optimally at its full capacity, based upon August 2009 commodity prices.

New Financing

On December 26, 2008 we retained William Blair & Company, L.L.C. (William Blair) to act as our financial advisor in connection with our continued exploration of possible strategic alternatives. William Blair has assisted us in our search for new financing (a Financing Transaction).  To date we have not been successful in arranging a Financing Transaction.

On April 29, 2009 we met with Farm Credit and representatives of our existing lender group to restructure the Restated Term Loan Agreement and to seek additional financing for working capital and pretreatment equipment (our Farm Credit Financing Proposal). On May 7, 2009, we received correspondence from Farm Credit informing us that our Farm Credit Financing Proposal had been denied for two general reasons: (a) our insufficient capital position in Farm Credit's view, coupled with our present inability to provide a significant contribution of capital, and (b) the unwillingness of Farm Credit and the rest of our existing lender group to incur additional lending exposure considering the uncertainty of the profit margins in the biodiesel industry and our ability to tolerate additional risk.

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

Our efforts to repay or restructure our Restated Term Loan Agreement with Farm Credit involve some combination of the following:

•	Raise additional funds from an investor or investors to pay Farm Credit,
•	Sell East Fork’s assets or merge with another entity, and/or
•	Seek bankruptcy court relief to restructure the East Fork indebtedness to Farm Credit.

We may consider pursuing other alternatives in addition to those noted above. Given the current uncertainties in the credit and commodity markets and in the biodiesel industry and Farm Credit’s foreclosure proceedings, whether these efforts will be successful is problematical.

Distribution to Unit Holders

As of June 30, 2009, our board of directors have not declared any dividends.

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

Based on recent developments with Farm Credit and our inability to find alternative sources for the required working capital, management determined that an impairment existed at March 31, 2009. Therefore, our property and equipment, including our plant, were reduced to fair value by recording a $20,224,067 impairment charge at March 31, 2009. Due to the lack of any sales of facilities similar to ours or a quoted market price for our units, we estimated fair value based on the range of values discussed in a potential merger transaction and an independent appraisal. This estimate is very subjective and with the continuing changes in the credit and commodity markets and the biodiesel industry, along with the pending foreclosure proceeding against the Farm Credit Collateral, it is possible that we will incur additional impairment charges in the future as estimated fair values change, and, as a result, we may incur significant additional losses.

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

On June 22, 2009 a Petition for Foreclosure was filed by Farm Credit Services of America, FCLA (Farm Credit) against us, in the Iowa District Court for Kossuth County, Iowa. This foreclosure filing resulted from our failure to make a $1,825,000 principal payment to Farm Credit which was due on May 20, 2009 under our $24,500,000 Restated Term Loan Agreement. Farm Credit has a first mortgage in all of our real property and a first security interest in all of our equipment and fixtures, including our plant. Farm Credit seeks foreclosure of its mortgage and security interest covering the Farm Credit Collateral for the amount of its unpaid principal and interest, attorney’s fees and other costs and court-ordered sale of such collateral.

Although we cannot predict the outcome of these proceedings, Farm Credit will likely seek appointment of a receiver to take possession of the Farm Credit Collateral securing the Restated Term Loan Agreement. The foreclosure proceedings would ultimately result in the conveyance of our real estate, plant, fixtures and equipment to Farm Credit, if a foreclosure proceeding were concluded before the indebtedness under the Restated Term Loan Agreement could be otherwise repaid or restructured in or outside of bankruptcy proceedings. Conclusion of the foreclosure process would have a material adverse impact on our financial condition and results of operations, result in the loss of the most of our operating assets and a permanent shut-down of our plant and cause our members to lose most or all of their investment in East Fork. Since the foreclosure proceedings are in the earliest of phases, we are unable to predict their duration.

Item 1A.	Risk Factors.

We did not make our $1,825,000 principal payment due May 20, 2009. We are in default under our Restated Term Loan Agreement with Farm Credit, and on June 22 it began foreclosure of its mortgage on and security interest in the Farm Credit Collateral. Such action may result in the loss of these assets, permanent shut-down of our plant and could cause our members to lose all of their investment in East Fork.

On May 26, 2009 CoBank declared and notified us of a payment default, terminated any commitment to us and accelerated the amounts owed under our $24,500,000 Restated Term Loan Agreement. On June 22, 2009 it commenced a foreclosure proceeding on its mortgage on and security interest in the Farm Credit Collateral. It may seek appointment of a receiver to take possession of the Farm Credit Collateral securing the Restated Term Loan Agreement. These proceedings would ultimately result in the conveyance of our real estate, plant, fixtures and equipment to Farm Credit, if a foreclosure proceeding were concluded before the indebtedness under our Restated Term Loan Agreement could be otherwise repaid or restructured in or outside of bankruptcy proceedings. Foreclosure would have a material adverse impact on our financial condition and results of operations, result in the loss of most of our operating assets and a permanent shut-down of our plant and cause our members to lose most or all of their investment in East Fork.

Depending upon the outcome of Farm Credit's foreclosure proceedings and other events, we may be required to take further impairment charges on our long-lived assets, which may have a material effect on the value of our total assets.  At March 31, 2009 we recorded a non-cash impairment charge to our property and equipment, including our plant, of $20,224,067, leaving us with a carrying value of $34,420,184 at June 30, 2009. In accordance with FAS 144, an asset (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable as impacted by foreclosure proceedings or other events, the asset is adjusted to its estimated fair value. If Farm Credit’s foreclosure petition is successful, we will forfeit our title to and use of our real estate, plant, fixtures and equipment in a court-ordered conveyance to Farm Credit and as a result, lose the underlying value in such assets at that time. Due to the lack of sales of assets similar to ours in the market place and the subjective nature of the determination of our projected cash flows, our estimated fair value may change in future periods requiring us to take additional impairment charges. We cannot make any assurances that any required impairment charges will not have a material effect on our total assets.

Duties imposed by the European Union on imports of United States biodiesel for the next five years could cause a significant decrease in the demand for biodiesel produced in the United States. According to news reports, about half of the United States production of biodiesel in 2008 was shipped to Europe. On March 12, 2009 the European Commission applied temporary duties on imports of biodiesel from the United States for a period of four months while it investigated the evidence of unfair subsidies and dumping of United States biodiesel imports into the European Union. On July 7, 2009 the European Union said it was extending the duties on United States biodiesel exported to European Union countries for five years.

These duties appear to be having the effect of, and may, over the next five years, significantly increase the selling cost of the biodiesel in European markets, making it difficult or impossible for companies in the United States to compete with European biodiesel producers and could significantly harm our revenues and financial performance, if we are able to obtain sufficient financing to re-start our plant.

Demand for soy-based biodiesel could be further adversely affected if it fails to meet targets for reducing greenhouse gas emissions. In May 2009, the Environmental Protection Agency released its analysis of the renewable fuel standard enacted by the Energy Independence and Security Act of 2007 as part of a proposed rule subject to public comment and further refinement before the rule becomes final. The EPA’s analysis indicated that soy-based biodiesel fails to meet targets for reducing greenhouse gas emissions, and found that soy-based biodiesel reduces greenhouse gas emissions by just 22% compared to petroleum diesel.  The EPA's findings have been questioned by the biodiesel and soybean industries and others.  The biodiesel industry has been making its case in Washington for further review of the EPA's findings. If the industry is unsuccessful, demand for soy-based biodiesel could be further adversely affected by the EPA's findings in the proposed rule.

Item 3.	Defaults Upon Senior Securities.

On May 26, 2009 we were notified that our failure to make the $1,825,000 principal payment due Farm Credit on May 20, 2009 constituted an event of default under our $24,500,000 Restated Term Loan Agreement. CoBank’s Default Notice, informed us that CoBank had terminated any commitment to us and accelerated the due date of the  unpaid principal balance outstanding on our $24,500,000 loan and all accrued but unpaid interest on the loan, by declaring such sum to be immediately due and payable.

On May 27, 2009, we were notified by CoBank that it had imposed, effective May 21, 2009, a default rate of interest, being 4% in excess of the rate(s) of interest that would otherwise apply, from time to time, on the $24,500,000 loan balance, as permitted by the Restated Term Loan Agreement. Prior to CoBank’s declaration of default, interest on $24,000,000 of the loan balance accrued at an annual fixed rate equal to LIBOR at the date selected, plus 3.25%, and interest on the remaining $500,000 of the loan balance accrued at a variable interest rate equal to the rate established by

CoBank, plus three-quarters of one percent (0.75%) per annum. With the imposition of the default rate of interest, effective May 21, 2009, we are paying interest of 7.6250% on $24,000,000 of the loan balance and 8.50% on the remaining $500,000 of the loan balance.

As noted above, at June 30, 2009, CoBank held $278,988 of our funds in an escrow account, and as our interest comes due and is billed each month, CoBank withdraws the amount from the escrow. We project that that on or before August 24, 2009 the interest payments withdrawn by CoBank will exhaust the balance in the escrow account.

As of August 14, 2009, we estimate that our arrearage to Farm Credit is $24,500,000, plus attorney’s fees and other expenses to which they are entitled under the Restated Term Loan Agreement.

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

EAST FORK BIODIESEL, LLC

Date: August 14, 2009	By:	/s/Chris L. Daniel
Chris L. Daniel
	Its:	Chief Executive Officer