Form 10-K
period 2009-09-30
EAST FORK BIODIESEL, LLC
filed 2009-12-04
CIK 1424804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 272199 100

(Name of small business issuer in its charter)

Iowa	20-4195009
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2108 140th Avenue, P.O. Box 21
Algona, IA  50511
(Address of principal executive offices)
(515) 395-8888
(Registrant’s telephone number; including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Act:

Limited Liability Company Membership Units
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No ☒

The number of shares outstanding of the registrant’s Common Stock as of December 1, 2009 was there were 49,159 membership units issued.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the East Fork Biodiesel, LLC Definitive Proxy Statement to be filed in January 2010 are incorporated by reference in Part III of this Form 10-K.

Transitional Small Business Disclosure Format (Check one):  Yes   No ☒

2

i

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Annual Report on Form 10-K contains information that may be deemed forward-looking that is based largely on our current expectations and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Such risks, trends and other uncertainties, which in some instances are beyond our control, include:  the impact and duration of the current recession, the distressed economic environment of the biodiesel industry, continuing credit crunch; our inability to secure replacement financing for our indebtedness under our restated term loan agreement, our inability to obtain working capital and capital improvement financing resulting in continued idling of our plant, our inability to generate cash liquidity from operations sufficient to service our significant debt levels and comply with our financial obligations under our restated term loan agreement, our ability to repay our principal and interest obligations and avoid foreclosure of the mortgage and security interest on our real estate, plant and equipment under our restated term loan agreement, changes in interest rates, prices of or demand for diesel fuel, refined soybean oil and other commodity prices, energy costs, shipping costs, available production and management personnel, changes or elimination of government subsidiaries or incentives, loss of exports due to the European Commission’s imposition of duties on imports of United States biodiesel, legislative and regulatory developments, including additional duties or tariffs on United States biodiesel, and other results of operations or financial conditions. Any statements that are not statements of historical fact (including statements containing the words “may,” “will,” “would,” “could,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “considers” and similar expressions) generally should be considered forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this Form 10-K.  We do not publicly undertake to update or revise our forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

PART I

Item 1.	Business.

Unless otherwise indicated in this report or the context otherwise requires, all references in this report to “East Fork Biodiesel, LLC”, “East Fork Biodiesel”, “East Fork”, “the company”, “we”, “us” and “our” refer to East Fork Biodiesel, LLC. References to 2008, 2009 and 2010 and the like relate to the fiscal year ended September 30th.

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

As explained below, we started production in December 2007 to verify the production capabilities of our new plant and produced test-phase inventory, and then idled the plant due to then-existent adverse market conditions and our subsequent inability to obtain working capital to operate our plant. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, below.  Our planned principal operation has not commenced and we continue to be a development stage company, devoting substantially all of our efforts to establishing our business and obtaining financing to operate a new business.  Our independent registered public accounting firm has raised doubts about our ability to continue as a going concern.  These doubts, coupled with the continuing credit crunch, make it difficult to obtain replacement and working capital financing, especially given the distressed nature of the biodiesel industry, uncertainty of commodity prices and Farm Credit’s foreclosure proceedings.  See “Financial Statements”, in Item 8, Note 7, below. As a result, we are experiencing liquidity problems associated with the cost of our raw material and lack of demand for our product at profitable prices.

On September 26, 2006 we entered into a Management and Operational Services Agreement (Management Agreement) with Renewable Energy Group, LLC (Renewable Energy Group) for the management, feedstock procurement and marketing services for our plant.

Renewable Energy Group is responsible to act as our marketer as well as our procurement agent for feedstocks and other critical inputs.  Since our plant is not operating, we have not requested that Renewable Energy Group provide us with our general manager and our operations manager, as provided under the Management Agreement.

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

The total expense we recognized under the Management Agreement was $50,121 and $117,567 during the years ended September 30, 2009 and 2008, respectively.  Our sales of biodiesel and glycerin to Renewable Energy Group for the years ended September 30, 2009 and 2008 were none and $3,651,251 respectively. The related accounts receivable due from REG as of September 30, 2009 and 2008 was none and $25,789 respectively.

The Management Agreement extends through December 31, 2010, but will continue thereafter unless either party gives written notice to the other of a proposed termination date at least twelve months in advance of the proposed termination date.

The strategic direction and overall management of our business is conducted by our Chief Executive Officer.

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

We paid Renewable Fuels Management a flat fee of $20,000 per month to be paid regardless of the gallons of biodiesel produced for the first 12 months of the Management Services Agreement.  Thereafter the monthly fee continues at $20,000 per month until one of the parties request a modification.  Neither party has requested a modification of the fee.  Subject to meeting certain performance measurements, we will offer, over the course of the Management Services Agreement, up to 2,500 of its membership units to Renewable Fuels Management through unit purchase options. The purchase price of units to be granted upon achievement of the performance measurements will be $600 per unit.  The Management Services Agreement has an initial term of two (2) years, subject to earlier termination by a party upon a change of control, bankruptcy or insolvency of or uncured material breach by the other party and by us if Mr. Daniel ceases to be available, fails perform or if we cease or suspend production of the plant, each as described in the Management Services Agreement.

On October 10, 2006, we entered into a Design-Build Agreement with REG Construction Services, LLC (Design-Build Agreement), now known as REG Construction & Technology Group, LLC (REG Construction), to design, engineer and build the processing facility.

The Design-Build Agreement provided for the construction of our biodiesel plant at a price of $57,238,000.  As of December 31, 2007 the stated price under the Design-Build Agreement had been increased by $1,390,095 to account for change orders.  On March 4, 2009 the Company negotiated a final settlement on the construction contract resulting in a $259,010 reduction in the total contract price.  The final $30,000 payment under the construction contract was made in March 2009.  We paid REG Construction a total of $58,369,085 to construct our plant.

Based upon mid-November 2009 commodity prices, we estimate the need for $20,000,000 in working capital financing to operate the plant optimally at its full capacity using 100% refined soybean oil.  We believe a facility of less than $12,000,000 would not allow us to operate at meaningful volumes.

We obtained our certificate of substantial completion of our plant on December 6, 2007 from Renewable Energy Group.  Our plant is designed to chemically transform triglycerides (fatty acids) into biodiesel (methyl esters).  Our primary feedstock is refined soybean oil.  The prices of the various commodities we use to make biodiesel represent the majority of our production costs.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, below.

The start-up and testing phases of our plant commenced on December 6, 2007.  The plant went through normal start-up and reached expected production targets.  In December 2007, we processed all of the soybean oil that had been previously purchased.  We had our biodiesel independently tested to certify that it meets the American Society for Testing and Materials (ASTM) standards.

On December 15, 2006, we entered into two put option agreements whereby the sellers can require us to purchase property adjacent to the plant. One agreement provides for a purchase price of $120,750 plus 105% of the cost of any improvements or additions made to the property prior to the exercise of the option and the other provides for a purchase price of $236,250. The options expire two years after the announced date of operation of the biodiesel facility. If the options expire unexercised, they will be resurrected upon the expansion of 25% of the initial capacity of the plant or upon the construction or operation of any new separate facility. We paid $5,000 for each option and believe that the purchase price approximated the fair market values of the property at the dates of the agreements.

In May 2006, we entered into an option agreement which we subsequently exercised to purchase our current property. Part of the agreement also provided us the option to purchase additional adjacent land for $12,500 per acre in 10 acre increments. The option covers approximately 44 acres and will expire in May 2011.

In September 2006, we executed an agreement with a natural gas company to provide the natural gas required by us for a period commencing on August 1, 2007 and continuing for a period of 15 years. The contract was amended in October 2006 to delay the start date until November 1, 2007.  We will pay a monthly delivery charge plus the applicable maximum rates and surcharges under the applicable rate schedule on file with the Iowa Commerce Commission for the gas that we use. The contract reserves pipeline capacity of 984 dekatherms/day, at a cost of approximately $15,000 per month. We have hired a broker to market the excess pipeline capacity.  The broker successfully marketed a large percentage of this volume through the early part of the year with lesser percentages marketed over the warmer months as overall natural gas demand declines.

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

Co-Products

Glycerin is the primary co-product of the biodiesel production process and equals approximately nine-tenths of one pound per gallon of biodiesel produced. Glycerin possesses a unique combination of physical and chemical properties that are used in a large variety of products.  It is highly stable under typical storage conditions, and compatible with a wide variety of other chemicals and is non-toxic. Glycerin is an ingredient or processing aid in cosmetics, toiletries, personal care, pharmaceutical and food products.  In addition, new uses for glycerin are frequently being discovered and developed due to its versatility.  We intend to market our glycerin if our plant is re-started.  However, increased production of biodiesel may lead to an oversupply of glycerin and lower glycerin prices. This may affect the market for this product and the profitability of our business.

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

As noted above, under the Management Agreement, Renewable Energy Group will market our biodiesel to customers throughout the United States and internationally. The sales and marketing functions include marketing all of our biodiesel, glycerin and fatty acids.  The sales and marketing services of Renewable Energy Group include certain transportation services such as: arranging for transportation, logistics and scheduling of biodiesel shipments; where advantageous, arranging for leased tankers for rail shipments; analyzing and auditing bulk transportation providers; overseeing reconciliation of shipments, invoicing and payments on a weekly basis; and providing invoicing and accounts receivable management for biodiesel shipments. Under the terms of the Management Agreement, Renewable Energy Group takes title to the product when loaded for delivery FOB the plant and sells it under Renewable Energy Group’s brand name.  Renewable Energy Group will pay us all proceeds received from sales of our products.  Renewable Energy Group will remit by electronic transfer to us by the close of business each Wednesday all such proceeds received during the previous seven days.  In exchange for these and other services, we pay Renewable Energy Group the flat fee and rate fee (as adjusted, as explained above).

Retail.  The retail market consists of biodiesel distribution primarily through fueling stations to transport trucks and jobbers who supply farmers, maritime customers and home heating oil users. Retail level distributors include oil companies, independent station owners, marinas and railroad operators.  However, the biodiesel retail market is still in its very early stages as compared to other types of fuel.  The present marketing and transportation network must expand significantly in order for us to market our biodiesel effectively at the retail level.

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

New Products

For a description of other products we may be able to produce in our plant, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, below.

Competition

We operate in a highly competitive environment.  Biodiesel is a commodity.  It is sold substantially based on price, consistent fuel quality and to a lesser extent delivery service.  We compete with large, multi-product companies and other biodiesel plants with varying capacities. Some of these companies can produce biodiesel in a more efficient manner than we can.  We must compete for customers with much larger competitors, some of which have more products than we can offer.  Many of these competitors have extensive experience and financial and other resources substantially greater than ours.  Some of our competitors have soy-crushing facilities and are not reliant upon third parties for their feedstock supply.  The National Biodiesel Board estimates that as of November 2009 that just its approximately 170 member biodiesel companies have the capability of producing 2.69 billion gallons of biodiesel in the United States.  Also, approximately 29 of its members are expanding or are in various stages of construction to provide an additional 427.8  million gallons of capacity.

Renewable Energy Group, Inc. owns or manages biodiesel plants in Ralston, Farley, Newton, Wall Lake and Washington, Iowa, Danville, Illinois, Seabrook, Texas and Glenville, Minnesota. In May 2009, Renewable Energy Group announced it has entered into agreements to consolidate with three commercial scale biodiesel plants:  Western Iowa Energy, which operates a facility in Wall Lake, Iowa with a capacity to produce annually 30 million gallons; Central Iowa Energy, LLC, which operates a facility in Newton, Iowa with a capacity to produce annually 30 million gallons; and Blackhawk Biofuels, LLC, which operates a facility in Danville, Illinois with a capacity to produce annually 45 million gallons.  The facilities represent an additional 105 million gallons per year of wholly-owned production capacity which would allow the combined entity to better position itself to meet anticipated demand from the petroleum industry’s distillate fuel market.  Ownership of the operations of all four companies will be consolidated in a new holding company to be named Renewable Energy Group, Inc.

Renewable Energy Group and Renewable Energy Group, Inc. are in direct competition with us, including competition for feedstock procurement, biodiesel production and marketing. We also have to compete with Renewable Energy Group for employees. Because Renewable Energy Group, Inc. operates its own biodiesel production facilities and will compete with us in many aspects of our business, Renewable Energy Group may have a conflict of interest as our key service provider. Even with our agreements with Renewable Energy Group, there is no assurance that its performance of these services is not compromised by its own biodiesel production operations.

We have entered into a Management Agreement with Renewable Energy Group, and its affiliate, REG Construction, built and designed our plant.  We are dependent on Renewable Energy Group and it is a direct competitor of ours.

Sources and Availability of Raw Materials

The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 75% to 90% of the overall cost of producing biodiesel. As a result, increased prices for feedstock greatly impact the biodiesel industry.  Soybean oil is the most abundant oil feedstock available in the United States.  The 20-year average price for soybean oil is approximately $0.24 per pound.  Prices of feed stock have been quite volatile – most notable are soybean oil and methanol (which is used to a much lesser degree than soybean oil). Between January 2008 and November 2009, soybean oil has traded in a range of less than $0.30 to over $0.65 per pound delivered to Algona.  As of mid-November 2009, refined soybean oil delivered to Algona is priced near $0.42 per pound, based on market data reported by  The Jacobsen®.

Many of our competitors have plants that can make biodiesel from animal fats as well as soybean oil.  The cost of soybean oil has precluded us from profitable operations throughout much of the time since we completed the successful test-phase of our plant in December 2007.  Our plant technology is capable of converting multiple refined oils to biodiesel.  We can convert alternative oils with a lower input cost, such as corn oil and animal fats, provided these oils, or others, meet the input specifications for our biodiesel process. These materials are typically sold as a crude product. In order to utilize these feedstocks at our facility, we will be required to make additional capital investment to adapt and enable our plant to refine and pretreat these alternative feedstocks to meet feedstock input specifications for our biodiesel production process, known as pretreatment equipment.

The market price for biodiesel has been equally volatile:  in March 2007, the Upper Midwest market price for biodiesel was approximately $2.89 per gallon and spiked over $5.20 per gallon in late-July 2008, approximately an 80% increase; pricing as of mid-November 2009 is near $3.35 per gallon, according to The Jacobsen®.

Since March 2007, methanol pricing has ranged from $0.80 per gallon to $2.70 per gallon delivered to Algona, to $1.15 per gallon delivered price in mid-November 2009.

A significant negative impact on United States biodiesel producers has been the imposition of substantial duties by the European Union on the import of biodiesel originated in the United States to European Union members.  On July 7, 2009, the European Union announced that these duties will be extended for the next five years.

In June 2009, about one-third of the nation's biodiesel plants were idle, according to a published report citing information provided by officials with the National Biodiesel Board; plants that are operating are those that rely heavily on alternative feedstocks such as waste greases and fats.  We do not believe this situation has changed significantly since June.

Although we would have been able to operate at positive margins throughout several months of 2008 and 2009 if operating capital had been available to us, we would have been unable to operate the plant profitably given the specific market conditions present in mid-November 2009.

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

Dependence on One or a Few Customers

As indicated, under the Management Agreement, Renewable Energy Group will market our biodiesel to customers throughout the United States and internationally.  If we commence normal operations, our strategic plan contemplates that most of our customers will come from the United States, as a result of Renewable Energy Group’s marketing efforts on our behalf.  The loss of Renewable Energy Group as our marketer could have a materially negative impact on our revenues.  We presently have no alternative marketers to Renewable Energy Group, but we believe alternative marketing firms would be available to us if such a situation arises.

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

Federal biodiesel supports are contained in the Energy Policy Act of 2005 (2005 Act).  The 2005 Act, among other things, creates a 7.5 billion gallon renewable fuels standard.  The renewable fuels standard requires refiners to use several billion gallons of renewable fuels each year following enactment increasing to 7.5 billion gallons by 2012.  U.S. Environmental Protection Agency (EPA) rules require that a specified percentage of all the gasoline sold or dispensed to United States motorists starting in the year 2007 be renewable fuel.  It is unclear how much the 2005 Act will benefit the biodiesel industry, because experts believe that ethanol producers will receive most of the benefits.

The Energy Independence and Security Act of 2007 (2007 Energy Act) expands the existing renewable fuels standard to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022.  Only a portion of the renewable fuel used to satisfy the expanded renewable fuels standard may come from conventional corn-based ethanol.  The 2007 Energy Act requires that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels, such as ethanol derived from cellulose, sugar or crop residue and biomass-based diesel, increasing to 21 billion gallons in 2022. The 2007 Energy Act also includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to 1 billion gallons by 2012.

The 2007 Energy Act sets a minimum usage requirement for biodiesel and other types of biomass-based diesel.  It is unclear how much increase in demand for biodiesel will occur because of the likelihood that most of the additional demand will be satisfied by corn-based ethanol and other types of ethanol, including cellulose-based ethanol.

The  2005 Act also created a new credit for small agri-biodiesel producers, which is similar to the small ethanol producers’ credit. Producers with an annual capacity not exceeding 60 million gallons are eligible to receive a credit of $0.10 per gallon for up to 15 million gallons of agri-biodiesel produced.  The agri-biodiesel must (1) be sold by such producer to another person: (A) for use by such other person in the production of a qualified biodiesel mixture in such person’s trade or business (other than casual off-farm production); (B) for use by such other person as a fuel in a trade or business; or (C) who sells such agri-biodiesel at retail to another person and places such agri-biodiesel in the fuel tank of such other person; or (2) be used or sold by the producer for any of the foregoing purposes. Because we expect to be classified as a partnership for tax purposes, we would expect to pass the tax credits through to our members.  Our members would then be able to report and utilize the tax credits on their own income tax returns.  When operational, we anticipate that our plant will produce 60 million gallons of biodiesel annually.  Thus, we expect to be eligible for the credit.  However, if our production exceeds production limits of 60 million gallons a year, we will be ineligible for the credit.

The Alternative Fuel Refueling Infrastructure Tax Credit was also established as part of the 2005 Act.  This provision establishes a tax credit for the installation of certain qualifying fueling infrastructure that dispense alternative fuel, including biodiesel blends B20 and higher.

On October 3, 2008, the Emergency Economic Stabilization Act (2008 Extension) was signed into law and provided, effective upon enactment, for extension of certain income tax credits, including:  the volumetric biodiesel credit, known as the Blenders Credit, and the small producer tax credit that make up the biodiesel tax incentives.  The extension runs  through December 31, 2009.  Although Congress may further extend or make permanent these credits under the 2008 Extension, there is no assurance that the tax credit will be extended beyond 2009.  In 2008, our federal incentives in the form of Blenders Credits were $994,804.  The 2008 Extension also provided, effective January 1, 2009, that all biodiesel, including that produced from yellow grease, qualifies for the $1.00 per gallon biodiesel incentive.  The 2008 Extension further provides, effective upon enactment, that the $1.00 renewable diesel tax incentive excludes co-processed renewable diesel.  Representatives Earl Pomeroy (D-ND) and John Shimkus (R-IL) recently introduced H.R. 4070 legislation to reform and extend the biodiesel tax incentive. H.R. 4070, if passed, will help provide stability and reliability in the marketplace by extending the biodiesel tax incentive for five years.  In addition, the legislation would change the biodiesel tax incentive from a blenders excise tax credit to a production excise tax credit.   Although Congress may pass H.R. 4070,  there is no assurance that the tax credit will be extended beyond 2009.

In May 2009, the Environmental Protection Agency (EPA) released its analysis of the renewable fuel standard enacted by the 2007 Energy Act as part of a proposed rule subject to public comment and further refinement before the rule becomes final.  The EPA’s analysis indicated that soy-based biodiesel fails to meet targets for reducing greenhouse gas emissions, and found that soy-based biodiesel reduces greenhouse gas emissions by just 22% compared to conventional diesel.  The EPA’s findings have been questioned by the biodiesel and soybean industries and others.  The biodiesel industry has been making its case in Washington for further review of the EPA’s findings. If the industry is unsuccessful, demand for soy-based biodiesel could be further adversely affected by the EPA’s findings in the proposed rule.

In 2001, the U.S. Department of Agriculture established the Commodity Credit Corporation (CCC) Bioenergy Program. Under the BioEnergy Program, the CCC makes payments to eligible bioenergy producers to encourage increased purchases of agricultural commodities for the purpose of expanding production of bioenergy, including biodiesel, and to encourage the construction of new production capacity. The 2002 Farm Bill continued the program through fiscal year 2006, providing $150 million annually.  The 2008 Farm Bill reauthorizes the program, providing $300 million in mandatory funding for the program over the 5-year duration of the Farm Bill. The program provides support to, among others, biodiesel producers to help offset feedstock costs.

In addition, the 2008 Farm Bill authorizes an additional $25 million in funding each year from fiscal year 2009 through fiscal year 2012, subject to Congress providing this additional funding during the course of the annual appropriations process.

Producers with a production capacity smaller than 150 million gallons will be eligible for 95% of the money provided by the program; those with a capacity over 150 million gallons will qualify for 5% of program funds.

The 2008 Farm Bill allows the Secretary of Agriculture to structure the program in a manner that will allow all gallons of production to qualify for the program.

Also, the 2008 Farm Bill reauthorizes the Biodiesel Education Program at $5 million over 5 years, or $1 million per year. The program provides funding to support increased fuel quality measures, increase acceptance of biodiesel by engine and equipment manufacturers, petroleum partners, users and the general public.

Environmental Matters

Our biodiesel operations are subject to numerous federal, state and local laws and regulations covering air, water and other matters.  REG Construction has obtained all of the permits required to construct the plant.  We have all of the necessary permits to begin plant operations except:   (a) we have suspended our registration and have a waiver on reporting under our air quality permits; we will be required to notify the Iowa Department of National Resource (IDNR) and resume compliance monitoring and reporting if we resume operations; (b) we have suspended registration with the EPA as an ultra low sulfur diesel fuel producer; we will be required to resume registration and compliance if we resume operations; (c) we will be required to register with applicable environmental regulatory agencies and rejoin the National Biodiesel Board to have access to health effects testing data required for registration; and (d) we will need to be reclassified as a Public Water Supply if we resume operations and serve more than 25 people or have greater than 15 secure connections for more than 60 days per year.  If we are able to obtain funding to implement pretreatment, we will need to obtain a new or modify our existing air quality permits to reflect the pretreatment process.  As of September 30, 2009, we have not incurred any material expense in complying with any environmental laws, including the costs of obtaining environmental permits. If we are able to start our plant and utilize pretreatment, we expect the cost of restoring, or obtaining and/or performing any of these environmental actions will be approximately $13,600 for initial startup, and an estimated $28,100 for ongoing compliance, permit renewals, testing and reporting.  Nevertheless, changes in existing environmental laws and regulations or their interpretations could have a significant impact on the results of our operations as well as our industry in general.  We are unable to predict the ultimate cost and effects of future changes in environmental laws and regulations.

Employees

As of December 1, 2009, we had two (2) part-time employees plus our Chief Executive Officer provided by Renewable Fuels Management.  None of our employees is covered by a collective bargaining agreement.

Under the terms of the Management Agreement with Renewable Energy Group, we were furnished with a General Manager and Operations Manager to direct the operations of our plant.  The General Manager and Operations Manager are employees of Renewable Energy Group.  Renewable Energy Group provides for the compensation of our General Manager and Operations Manager, and such compensation is part of the monthly fees we pay to Renewable Energy Group under the Management Agreement.  Since our plant remains idle, we have not had a General Manager since Dave Rosenmeyer resigned his employment in April 2008 with Renewable Energy Group and his position as our General Manager to accept a position with a former employer.    We have not had an Operations Manager since Lance White resigned his employment in March 2009 with Renewable Energy Group and his position as our Operations Manager under the Management Agreement.  Since our plant remains idle, we have not requested Renewable Energy Group to provide a new General Manager or Operations Manager.

However, since September 2008, Chris L. Daniel has served as our Chief Executive Officer and has generally performed the responsibilities of our General Manager.

Public Information

At www.eastforkbiodiesel.com, you may access a wide variety of information, including our Securities and Exchange Commission (SEC) filings and governance documents.  We make available via our website all filings made by us under the Securities Exchange Act of 1934, including Forms 10-K, 10-Q and 8-K and related amendments and our proxy statements, as soon as reasonably practicable after they are filed with, or furnished to, the SEC.  All such filings are available free of charge.  The content of any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

Item 1A.	Risk Factors.

Risk exists that our past results may not be indicative of future results. A discussion of certain of the most significant of these risks follows.  See also, “Forward-Looking Statements”, included herein.  In addition, a number of other factors (those identified elsewhere in this document and others, both known and unknown) may cause actual results to differ materially from expectations.

We did not make our $1,825,000 principal payment due in May 2009. We are in default under our Restated Term Loan Agreement with Farm Credit, and in June 2009 it began foreclosure of its mortgage on and security interest in the Farm Credit Collateral. Such action may result in the loss of these assets, a permanent shut-down of our plant and could cause our members to lose most or all of their investment in East Fork. We have a $24,500,000 Restated Term Loan Agreement with Farm Credit Services of America, FLCA (Farm Credit), and related security agreement (collectively referred to as the Restated Term Loan Agreement) covering our real estate, plant, fixtures and equipment (collectively referred to as the Farm Credit Collateral).  The Restated Term Loan Agreement can be accessed via the SEC's EDGAR system found at www.eastforkbiodiesel.com by clicking on “Link to SEC Reports.”

In May 2009 Farm Credit’s agent, CoBank, ACB (CoBank), declared and notified us of a payment default, terminated any commitment to us and accelerated the amounts owed under our $24,500,000 Restated Term Loan Agreement.  In June 2009, Farm Credit commenced the foreclosure proceedings. It may seek appointment of a receiver to take possession of the Farm Credit Collateral.  Our foreclosure proceedings remain in an early stage.  We cannot predict the outcome of these proceedings.  The foreclosure proceedings would ultimately result in the conveyance of our plant, equipment, fixtures and real property to Farm Credit, if a foreclosure proceeding were concluded before the indebtedness under the Restated Term Loan Agreement could be otherwise repaid or restructured in or outside of bankruptcy proceedings. Conclusion of the foreclosure process would have a material adverse impact on our financial condition and results of operations, result in the loss of most of our operating assets and a permanent shut-down of our plant and cause our members to lose most or all of their investment in East Fork. Since the foreclosure proceedings are in an early stage, we are unable to predict their duration.

We have yet to attain profitable operations and because we need additional financing to fund our operations, our independent registered public accounting firm has raised doubts about our ability to continue as a going concern.  Through September 30, 2009, we were in the development stage, have undertaken significant borrowings to finance the construction of our biodiesel plant and have experienced a significant increase in the cost of soybean oil which is currently the primary ingredient in our planned production of biodiesel. As a result of the high cost of soybean oil we suspended plant operations in December 2007 after initial testing and production start-up. We have not been able to obtain working capital funds to start-up the plant and operate profitably.  As noted, in May 2009, Farm Credit’s agent declared us in default, and in June 2009 Farm Credit initiated foreclosure proceedings against the Farm Credit Collateral.

Thus, we face significant liquidity obstacles that raise substantial doubt about whether we will continue as a going concern.  To address our liquidity challenge, we are exploring various alternatives to infuse capital into our business including alliances, partnerships and mergers with other entities, as well as pursuing avenues to obtain additional financing or raise additional capital.  To date, these efforts have been unsuccessful.  Additionally we are examining alternatives to allow utilization of a wider range of oil sources in our process which allow our plant to improve its process to operate profitably in a wider range of market conditions.  We cannot predict the outcome of these efforts.

Our Board of Directors has determined that it is necessary to raise additional capital.  The doubts relating to our ability to continue as a going concern expressed by our independent registered public accounting firm in the accompanying financial statements may make raising additional capital difficult, if not unlikely, due to the current recession, our shut-down status, sizeable debt and credit crunch that continues to grip many U.S. companies in distressed industries.  If we are unable to raise the necessary working capital to operate our plant profitably, our members could lose most or all of their investment.  It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever operate profitably or derive any significant revenues from operations.

We have a history of losses, limited operating history and may not ever operate profitably.  We have incurred an accumulated net loss of $42,621,921, from our inception in January 2006 through September 30, 2009. Since our inception in January 2006 through September 30, 2009, we had no revenues or earnings from operations, other than $4,646,055 that was secured from the sale of 1,100,000 gallons of product produced during our testing phase. We have no operating history upon which an evaluation of our operations and our prospects can be based. Our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development. This is particularly true for us in light of our inability to obtain working capital financing which, coupled with market conditions, and our inability to utilize alternative feedstocks as of mid-November 2009, precludes profitable operation of our plant. There is no assurance that we will be successful in our efforts to operate our plant or to do so profitably, given current market conditions and our inability to obtain working capital.

We have substantial indebtedness which could adversely affect our ability to raise additional capital to fund our operations to avoid foreclosure. At September 30, 2009, the net amount of our debt due Farm Credit was $24,500,000.  Our level of indebtedness could make it more difficult for us to  obtain  operating capital, pretreatment equipment financing and capital to restructure our Farm Credit indebtedness.

Our substantial amount of indebtedness:

•
requires us to dedicate a substantial portion of our cash flow from operations (if we had such revenues) to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	increases our vulnerability to the current recession and biodiesel industry conditions;
•	limits our flexibility to plan and react to changes in our business and the biodiesel industry, which places us at a competitive disadvantage compared to our competitors that have less debt; and
•	limits, along with the financial and other restrictive covenants under the Restated Term Loan Agreement, among other things, our ability to raise or borrow additional funds.

Given that we are not operating, and as a result, do not generate sufficient revenues to fund our sizeable indebtedness, we must seek third party financing. Such financing is not currently available to us.  If we are unable to obtain such financing, we may not be able to avoid foreclosure or bankruptcy proceedings and our members may lose most or all of their investment.

Our efforts to effect a Business Combination, arrange new financing and/or restructure our substantial Farm Credit indebtedness may not be successful. To date, we have been unsuccessful in facilitating one or more of the following possible strategic alternatives on a timely or sufficient basis: (a) the possible merger or sale of all or a portion of our capital stock or assets or other business combination; (b) obtaining operating capital and pretreatment equipment financing to make biodiesel from animal fats as well as soybean oil; (c) arranging new financing; and/or (d) restructuring of our Farm Credit indebtedness. Our failure to achieve one or more of these strategic alternatives will likely require us to seek bankruptcy court relief.

The current U.S. and global recession and credit crunch have had and may continue to have a material adverse impact on our business.  The U.S. and global recession and credit crunch, coupled with the distressed biodiesel business, have negatively impacted our ability to obtain working capital financing to re-start our plant amid a severe tightening of credit and liquidity. As a result, we are experiencing serious cash flow problems, threatening our survival and the investment of our members. In conjunction with the recession, oil prices have been dropping as demand for fuel has decreased.  Although demand for biodiesel typically declines in colder winter months due to its cold flow properties, we believe that these factors have contributed to an even greater decrease in demand for biodiesel, which may persist throughout all or parts of 2010.  We are uncertain how long and to what extent these economic troubles may negatively affect biodiesel demand in the future.  If demand for biodiesel declines our ability to start operations and operate profitably will be adversely impacted.  We do not expect that the difficult economic conditions, and their effect on us, are likely to improve significantly in the near future, and any continuation or worsening of the credit crunch could intensify for us the adverse effects of these difficult market conditions.

If we are forced to continue to delay commencement of operations of our plant for any reason, we will likely have no ability to produce revenue. We do not have any source of revenues other than production of biodiesel and glycerin at our biodiesel plant. As of September 30, 2009, we had current assets of approximately $1,667,593.  We project that these assets will allow us to fund continued plant shutdown until the third quarter of 2010.

Several biofuels companies throughout the U.S. have recently filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, and we may also be forced to consider filing for bankruptcy protection if economic conditions and our liquidity problems do not improve. A notable number of biodiesel producers have recently filed bankruptcy petitions, including Freedom Fuels, LLC and Nova Biosource Fuels.  Additionally, GreenHunter Energy Inc. (GreenHunter), the nation's largest biodiesel refinery, halted production of biodiesel in March of this year due to adverse market conditions.  GreenHunter is currently selling non-biodiesel-related assets in order to attempt to avoid foreclosure of its plant.  Other biofuel companies have made bankruptcy filings, including one of the country’s largest ethanol producers, VeraSun Energy Corporation, which is now liquidating. Unfavorable worldwide economic conditions, the decreasing availability of credit and volatile biofuel prices and input costs have likely contributed to the necessity of these bankruptcy filings and idling of plants. We, too, are experiencing liquidity problems due to our inability to secure working capital and low cash reserves. If our current liquidity problems persist, we may also have to consider bankruptcy as an option to cope with our financial difficulties. This could reduce or eliminate the value of our members’ investments in our company.

There is currently excess production capacity and low utilization in the biodiesel industry and if demand does not significantly increase, the price at which we could sell biodiesel may be depressed and our revenues and ability to operate may be harmed. Many biodiesel plants do not operate at full capacity.  The National Biodiesel Board estimates the dedicated biodiesel production capacity of biodiesel plants as of June 2009 was approximately 2.69 billion gallons per year.  Further, plants under construction and expansion in the U.S. as of June 2009, if completed, are expected to result in another 428 million gallons of annual biodiesel production capacity within the next 12-18 months, for total annual production capacity in the U.S. of 3.2 billion gallons.  The estimated annual production capacity of existing plants and plants under construction as of June 2009 far exceeds the current annual consumption of biodiesel in the U.S.

When Congress wrote the 2007 Energy Act, diesel consumption had been trending upwards since 1984 and it appeared to many that the world would be able to use considerably more diesel and biodiesel in the future.  Diesel and biodiesel consumption hit a peak of 63.2 billion gallons in 2007.  But diesel and biodiesel demand fell in 2008, after soaring diesel prices earlier in the year were followed by the economic crisis.  Combined consumption for 2008 has been estimated at slightly more than 59.4 billion gallons; current forecasts suggest that 2009 consumption could end at about 56.2 billion gallons.

The manufacturer’s price of B100 biodiesel as of mid-November 2009 was near $3.35 per gallon, according to The Jacobsen®. Biodiesel producers also struggle to compete on price in relation to petroleum diesel.  After recognizing the benefit of the $1.00 per gallon blenders tax credit, the implied cost for a gallon of biodiesel is approximately $2.35 per gallon.  For the same period, the U.S. average retail diesel price was near $2.78 per gallon and the estimated average wholesale price was approximately $2.06 per gallon, according to the Energy Information Administration.

The spread in price between petroleum diesel and biodiesel creates an economic barrier to increasing biodiesel consumption.  In order to compete directly with petroleum diesel in the current market, biodiesel producers may actually be forced to sell at a loss.  A return of $3.50 diesel might change things, by making biodiesel a relative bargain in comparison to petroleum diesel and spur wider use.  So would an unexpected increase in total fuel demand.  Otherwise, it is not at all clear how the world’s surplus of biodiesel production capacity can be absorbed.

Loss of favorable tax benefits and other governmental incentives for biodiesel production could hinder our potential ability to operate at a profit and achieve necessary operating margins. The biodiesel industry has been substantially aided by federal tax incentives. Because biodiesel has historically been more expensive to produce than diesel fuel, the biodiesel industry has depended on governmental incentives that have effectively brought the price of biodiesel more in line with the price of diesel fuel to the end user.  These incentives have supported a market for biodiesel that might not exist without the incentives.  The most significant of these incentives for biodiesel is the federal blender’s tax credit.  The blenders’ tax credit provides a $1.00 tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum based diesel fuel. The blenders’ tax credit is scheduled to expire on December 31, 2009.  This tax incentive may not continue beyond its scheduled expiration date or, if it continues, it may not be at the same level.  In addition, there are other federal and state incentives that have been enacted to encourage the use of biodiesel, which, if discontinued, would also harm our ability to sell biodiesel profitably.  The elimination or reduction of tax incentives to the biodiesel industry could result in our inability to produce and sell biodiesel profitably.

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

Our members could be subject to additional Iowa income tax due to the recapture of Iowa investment tax credits.  On June 10, 2006, we entered into a Master Contract Agreement (Master Contract) with the Iowa Department of Economic Development (IDED) which provided us with two funding sources and benefits, the VAAPFAP Funding Agreement and the EZ Funding Agreement.  Under the VAAPFAP Funding Agreement, we were awarded a $100,000 forgivable loan to be forgiven over 36 months and a $300,000 non-interest bearing loan.    As of September 30, 2009, $300,000 was outstanding on the loans.  The agreement provides for a monthly principal payment of $5,000 per month.  The occurrence of a default under the Restated Term Loan Agreement also constitutes an event of default under the VAAPFAP Funding Agreement  which would allow IDED, at its option, to provide a notice of default, which among other things, would result in the full amount being immediately due and payable (including the $100,000 forgivable loan) and impose a 6% annual default interest rate.

The primary benefit under the EZ Funding Agreement is investment tax credits.  The investment tax credits total $5.2 million and are claimed over a five-year period beginning July 1, 2007 in the amount of $1,041,000 each December 31st.  To date, only the first two years of credits have been claimed.  The annual credits were included on members’ Schedule K-1 (Partner’s Share of Income, Deductions, Credits, etc.) for calendar years 2007 and 2008.  In addition, under the EZ Funding Agreement, we were entitled to receive certain enterprise zone benefits, including value-added property tax exemption and a refund in the amount of $851,214 of Iowa sales and use taxes paid to contractors, subcontractors and suppliers.

Under the VAAPFAP Funding Agreement and the EZ Funding Agreement, we were obligated to create 36 full-time equivalent jobs, with 30 of the created jobs having starting wages, including benefits, that meet or exceed $16.09 per hour with an average rate per hour including benefits of $19.47.  Under the VAAPFAP Funding Agreement, such job creation was required to be complete by July 31, 2009; under the EZ Funding Agreement, such job creation is required to be complete by July 31, 2010.  Accordingly, as of September 30, 2009, we were not in compliance with these job creation requirements with respect to the VAAPFAP Funding Agreement and therefore the loans made pursuant to the VAAPFAP Funding Agreement are in default and could, at the option of the IDED, become immediately due and payable.

Further, if we fail to meet the job creation requirements by July 31, 2010, then, under the EZ Funding Agreement, the Company may be obligated to repay any benefits it has received and the State of Iowa may recapture the tax credits that have been passed through to our members. Such recapture may result in additional Iowa income tax for the calendar years 2007 and 2008 to our members who received such credits on the 2007 and 2008 Schedule K-1s distributed to them.

Since our inception in January 2006, we have made no distributions to our members.  Since our inception, we have not declared or paid any distributions on our units to our members. Revenues generated from our operations, if any, may be distributed to our members by our directors, in their discretion, in proportion to units held subject to, and to the extent permitted by, any loan covenants or restrictions on such distributions agreed to by us in any loan agreements with our lenders in effect from time to time, and our being profitable at such time. Our directors will endeavor to provide for cash distributions at such times and in such amounts as will permit our members to make timely payment of income taxes, subject to, and to the extent permitted by, any loan covenants or restrictions on such distributions agreed to by us in any loan agreements with our lenders from time to time in effect, and our being profitable at such time.

Our business is not diversified, and is primarily dependent upon one product. As a consequence, we may not be able to adapt to changing market conditions or endure the current decline in the biodiesel industry. Our business focuses almost entirely on the production and sale of biodiesel, with glycerin sales representing only a small portion of revenues.  Our success depends largely upon our ability to profitably operate our biodiesel plant.  We do not have any other lines of business or other sources of revenue if we are unable to operate our biodiesel plant and manufacture biodiesel and glycerin.  Our reliance on biodiesel means that we may not be able to adapt to changing market conditions or to withstand the current significant decline in the biodiesel industry.

We are not capable of making biodiesel from unrefined animal fats as well as soybean oil.  Many of our competitors have plants that can make biodiesel from animal fats as well as soybean oil.  The cost of soybean oil has precluded us from profitable operations throughout much of the time since we completed the successful test-phase of our plant.  Our plant technology is capable of converting multiple refined oils to biodiesel.  We can convert alternative oils with a lower input cost, such as corn oil and animal fats, provided these oils, or others, meet the input specifications for our biodiesel process. These materials are typically sold as a crude product. In order to utilize these feedstocks at our facility, we will be required to make additional capital investment to adapt and enable our plant to refine and pretreat these alternative feedstocks to meet feedstock input specifications for our biodiesel production process, known as pretreatment equipment.  We estimate the cost to retrofit our plant to add pretreatment equipment will be $10,000,000 to $15,000,000 depending on the technology selected, which will require us to obtain additional financing or raise additional capital.

We have limited experience in the biodiesel industry, which increases the risk of our inability to operate our biodiesel plant.  Also, the loss of key management and our minimal staffing could negatively affect our ability to produce, even if we obtain operating capital.  We are presently, and will likely continue to be, dependent on Chris L. Daniel, our Chief Executive Officer provided by Renewable Fuels Management, some of our directors and our Management Agreement under which Renewable Energy Group, our competitor, is responsible to provide us with a General Manager and an Operations Manager and other support personnel to operate our biodiesel plant.  If our plant remains idle for an extended period of time, we may have difficulty retaining Mr. Daniel, even if we have sufficient funds to pay him and meet our limited payroll. We may have difficulty in attracting and retaining a replacement for Mr. Daniel should he leave us.  Likewise, Renewable Energy Group may have difficulty providing us with a General Manager and Operations Manager or providing additional personnel to operate our plant until we hire the necessary employees. As our plant remains idle, we have not replaced our General Manager and Operations Manager since these managers left us.  We now have minimal management and support personnel.  Most of our directors are experienced in business generally, but have limited or no experience in operating a biodiesel plant or in governing and operating a public company.

Our eventual success is also dependent on our ability to attract and retain qualified employees to meet our operational needs. We face competition for qualified employees, many of whom are subject to offers from competing employers. We may not be able to attract and retain trained employees to operate our business. Even if we obtain additional financing or raise additional capital, we will be faced with hiring key management and operations personnel.  There can be no assurance that we will be able to make such hires and do so in a timely fashion.  Any one of these factors could result in the loss of all or substantially all of our member’s equity interest.

Our business is highly sensitive to the spread between feedstock costs and biodiesel prices. If the cost of feedstock increases and the price of biodiesel does not proportionately increase or if the price of biodiesel decreases and the cost of feedstock does not proportionately decrease, our gross margins will decrease and our results of operations will be negatively impacted. Our gross margins depend principally on the spread between feedstock costs and biodiesel prices. The spread between biodiesel prices and soybean oil prices has varied significantly during recent periods.

If we experience a sustained period of high feedstock costs as we experienced in recent years, such pricing may reduce our ability to generate revenues and our profit margins may significantly decrease or be eliminated which could decrease or eliminate the value of our units.

Biodiesel is marketed primarily as an additive or alternative to petroleum-based diesel fuel.  Biodiesel prices are primarily influenced by the supply and demand for petroleum-based diesel fuel, rather than biodiesel production costs. This lack of correlation between production costs and product prices means that generally we are unable to pass increased feedstock costs on to our customers. Any decrease in the spread between biodiesel prices and feedstock costs, whether as a result of an increase in feedstock prices or a reduction in biodiesel prices, would adversely affect our financial performance and cash flow.

Demand for soy-based biodiesel could be further adversely affected if it fails to meet targets for reducing greenhouse gas emissions, further impacting our financial situation. In May 2009, the Environmental Protection Agency released its analysis of the renewable fuel standard enacted by the 2007 Energy Act, as part of a proposed rule subject to public comment and further refinement before the rule becomes final.  This standard requires that biodiesel reduce greenhouse gas emissions by 40% to 50% when compared to conventional diesel in order to count toward the 2007 Energy Act’s mandate. The EPA’s analysis indicated that soy-based biodiesel fails to meet targets for reducing greenhouse gas emissions, and found that soy-based biodiesel reduces greenhouse gas emissions by just 22% compared to petroleum diesel.  The EPA’s findings have been questioned by the biodiesel and soybean industries and others.  The biodiesel industry has been making its case in Washington for further review of the EPA’s findings.  The EPA is still reviewing the appropriate testing method for evaluating greenhouse gas emissions.  If the EPA adopts the proposed testing method, pure soy-based biodiesel will not count toward the renewable fuel standard and demand for biodiesel made from soybean oil will likely be reduced.  Under the proposed testing method, animal fat based biodiesel will meet the standard, which may increase animal fat prices and harm our potential ability to produce animal fat-based biodiesel profitably.  If the proposed testing method is adopted and we are unable to obtain non-soy feedstocks in sufficient quantities and at acceptable prices, the demand for our biodiesel may decrease, which would further harm our prospects.

The development of alternative fuels and energy sources may reduce the demand for biodiesel, negatively impacting our potential revenues and profitability. Alternative fuels, including a variety of energy alternatives to biodiesel, are continually under development.  Petroleum-based fuels and other energy sources that can compete with biodiesel in the marketplace are already in use and more efficient or environmentally friendly alternatives may be developed in the future, which may decrease the demand for biodiesel or the type of biodiesel that we could produce.  Technological advances in engine and exhaust system design and performance could reduce the use of biofuels, which would reduce the demand for biodiesel.  Further advances in power generation technologies, based on cleaner hydrocarbon-based fuels, fuel cells and hydrogen are actively being researched and developed. If these technological advances and alternatives prove to be economically feasible, environmentally superior and accepted in the marketplace, the market for biodiesel could be significantly diminished or replaced, which could substantially reduce our potential revenues and profitability.

We will be in competition with Renewable Energy Group, our provider of management and operation services, which could place us at a competitive disadvantage and cause a conflict of interest for Renewable Energy Group.  Based on our agreements with Renewable Energy Group, we anticipate being highly dependent on Renewable Energy Group to procure our feedstock at competitive prices and market our products. If we are able to start our plant, we will be highly dependent on Renewable Energy Group’s experience and for staffing of our plant, including the general manager and operations manager, until we are able to hire new employees. Also, we will be dependent on Renewable Energy Group to train our employees in the operation of our plant. Renewable Energy Group, Inc. operates its own biodiesel production facilities and anticipates increasing its biodiesel production through wholly-owned and third-party managed biodiesel plants in the future. See Item 1, “Business”, above.

In May 2009, Renewable Energy Group announced it has entered into consolidation agreements with three commercial scale biodiesel plants:  Western Iowa Energy, which operates a facility in Wall Lake, Iowa with a capacity to produce annually 30 million gallons; Central Iowa Energy, LLC, which operates a facility Newton, Iowa with a capacity to produce annually 30 million gallons; and Blackhawk Biofuels, LLC, which operates a facility in Danville, Illinois with a capacity to produce annually 45 million gallons.  The facilities represent an additional 105 million gallons per year of wholly-owned production capacity which would allow the combined entity to better position itself to meet anticipated demand from the petroleum industry’s distillate fuel market.  Ownership of the operations of all four companies will be consolidated in a new holding company to be named Renewable Energy Group, Inc.

Renewable Energy Group and Renewable Energy Group, Inc. are in direct competition with us, including competition for feedstock procurement, biodiesel production and marketing. We also have to compete with Renewable Energy Group for employees. Because Renewable Energy Group, Inc. operates its own biodiesel production facilities and will compete with us in many aspects of our business, Renewable Energy Group may have a conflict of interest as our key service provider. Even with our agreements with Renewable Energy Group, there is no assurance that its performance of these services is not compromised by its own biodiesel production operations.

If we are able to restart our plant, we will be dependent on others for sales of our products, which may place us at a competitive disadvantage and reduce profitability.  We do not have a sales force of our own to market our biodiesel and glycerin if we obtain operating capital and commence operations. Under the Management Agreement, Renewable Energy Group will market our biodiesel and our glycerin. If Renewable Energy Group breaches the contract or does not have the ability or interest, for financial or other reasons, to market all of the biodiesel we produce, we will not have any readily available means to sell our biodiesel. Our lack of a sales force and reliance on third parties to sell and market our products may place us at a competitive disadvantage. Our failure to sell all of our biodiesel and glycerin products may result in less income from sales, reducing our revenue, which could decrease or eliminate the value of our units.

If biodiesel does not gain broad market acceptance and consumer confidence in the quality and availability of biodiesel, our prospects will be negatively impacted.  If biodiesel does not gain broad market acceptance as a diesel fuel alternative or additive, and consumer confidence in the quality and availability of biodiesel, our potential opportunities for sales and profits will be negatively impacted.  In addition, if automobile manufacturers and other industry groups express reservations regarding the use of biodiesel, our ability to sell our biodiesel will be negatively impacted. Because it is a relatively new product, the research on biodiesel use in automobiles and its effect on the environment is ongoing.  Some industry groups, including the World Wide Fuel Charter, have recommended that blends of no more than 5% biodiesel be used for automobile fuel due to concerns about fuel quality, engine performance problems and possible detrimental effects of biodiesel on rubber components and other parts of the engine. Although some manufacturers have encouraged use of biodiesel fuel in their vehicles, cautionary pronouncements by other manufacturers or industry groups may impact our ability to market its biodiesel.

In addition, certain studies have shown that nitrogen oxide emissions increase by 10% when pure biodiesel is used. Nitrogen oxide is the chief contributor to ozone or smog. New engine technology is available and is being implemented to eliminate this problem. However, these emissions may decrease the appeal of biodiesel to environmental groups and agencies who have been historic supporters of the biodiesel industry, potentially harming our ability to market its biodiesel.

We engage in hedging transactions which involve risks that can harm our business. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on soybean oil in the biodiesel production process. During our test phase in December 2007, we sought to minimize the risks from fluctuations in the prices of soybean oil and the price of biodiesel through the use of hedging instruments.

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

We did not have an open position during the year ended September 30, 2009 and do not expect to have any unless we obtain operating capital.  Although we had no net loss from hedging in 2009, we recognized a net loss of $119,530 in 2008 and $843,696 during the period from inception to September 30, 2009.

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

We expect to be taxed as a partnership. However, if we are taxed as a corporation we could be subject to corporate level taxes which could decrease our net income, if any, and decrease the amount of cash, if any, available to distribute to our members.  We expect that East Fork will continue to be taxed as a partnership. If we are not taxed as a partnership, East Fork could be liable for corporate level taxes which would decrease our net income, if any, which may decrease the cash, if any, we have to distribute to our members.

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

Lack of market for our membership units.  To maintain our partnership tax status, our units may not be traded on an established securities market or readily tradable on a secondary market. There is no public market for our membership units.  We do not intend to list our units on the New York Stock Exchange, the NASDAQ Stock Market or any other stock exchange.  Accordingly, our members may have difficulty reselling any of their membership units.

Item 2.	Properties.

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

Our Restated Term Loan Agreement is secured by a mortgage and security agreement in favor of Farm Credit creating a first lien on substantially all of our plant, equipment, fixtures and real estate.  On June 22, 2009 a Petition for Foreclosure was filed by Farm Credit against us, in the Iowa District Court for Kossuth County, Iowa.

Item 3.	Legal Proceedings.

On June 22, 2009 a Petition for Foreclosure was filed by Farm Credit against us in the Iowa District Court for Kossuth County, Iowa.  This foreclosure filing resulted from our failure to make a $1,825,000 principal payment to Farm Credit which was due on May 20, 2009 under our $24,500,000 Restated Term Loan Agreement.  Farm Credit has a first mortgage in all of our real property and a first security interest in all of our equipment and fixtures, including our plant (Farm Credit Collateral).  Farm Credit seeks foreclosure of its mortgage and security interest covering the Farm Credit Collateral for the amount of its unpaid principal and interest, attorney’s fees and other costs and court-ordered sale of such collateral.

Although we cannot predict the outcome of these proceedings, Farm Credit will likely seek appointment of a receiver to take possession of the Farm Credit Collateral securing the Restated Term Loan Agreement.  The foreclosure proceedings would ultimately result in the conveyance of our real estate, plant, fixtures and equipment to Farm Credit, if a foreclosure proceeding were concluded before the indebtedness under the Restated Term Loan Agreement could be otherwise repaid or restructured in or outside of bankruptcy proceedings. Conclusion of the foreclosure process would have a material adverse impact on our financial condition and results of operations, result in the loss of the most of our operating assets and a permanent shut-down of our plant and cause our members to lose most or all of their investment in East Fork.  Since the foreclosure proceedings remain in an early stage, we are unable to predict their duration.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We have only one class of membership units. Our membership units are not traded on any public market.

Unit Holders

As of December 1, 2009, we have 1,655 unit holders of record and 49,159 units issued and outstanding.

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

Our Restated Term Loan Agreement restricts our ability to declare or pay dividends, make any distribution of assets to the members, purchase, redeem, retire or otherwise acquire for value any of our capital stock, or allocate or otherwise set apart any sum.  The only exception is that in any fiscal year we may distribute to our members up to 40% of our net profits (as defined) for each fiscal year after receipt of our audited financial statements for the pertinent fiscal year, provided that we are and will remain in compliance with all loan covenants, terms and conditions. Also, in each fiscal year, we may make a distribution in excess of 40% of the net profit for such fiscal year if we have made the required “Free Cash Flow” payment to Farm Credit for such fiscal year.  However, in order to do so, we must remain in compliance with all loan covenants, terms and conditions on a pro forma basis net of said additional payment.

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

Except as noted in the table below, we have not offered any compensation plans under which equity securities are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Information as of September 30, 2009 with respect to equity compensation plans is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	0	$0.00	0
Equity compensation plans not approved by security holders	4,550(1)(2)(3)	(1)(2)(3)	0(3)

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

(2)
In connection with an individual compensation arrangement, on April 29, 2008, we, Farm Credit and REG Construction & Technology Group, LLC entered into the Construction Payment Agreement, which provides for satisfaction and release of REG Construction’s mechanic’s lien through Farm Credit’s advance of $2,349,217 under the Restated Term Loan Agreement and through the acquisition by REG Ventures, LLC, an affiliate of REG Construction, of 2,000 of our units, valued at $1,000 per unit and issued on May 1, 2008, in lieu of cash payment of $2,000,000 for the construction services.

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

Repurchases of Equity Securities

Neither we nor anyone acting on our behalf has repurchased any of our outstanding units

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We are a development stage company, devoting substantially all of our efforts to establishing a new business. However, because of continuing adverse financial and economic conditions explained below, our planned principal operation of our plant has not commenced.

In December 2007, our plant was substantially complete and we started production to verify the production capabilities of our new plant and produced in the aggregate approximately 1.1 million gallons of test-phase biodiesel and glycerin. After this production, we idled the plant due to then–existent adverse pricing for refined soybean oil. These pricing issues and our subsequent inability to obtain working capital have not allowed us to operate our plant for a sustained period since December 2007.

Due to our continued inability to secure the working capital required to conduct normal operations at our plant, our plant remains idle. As indicated in our financial statements, exclusive of the sale of the product produced during our testing phase, we have not had revenues from operations from our inception in January 2006 through September 30, 2009. See Item 8, “Financial Statements”, below.

In 2008, subsequent to the production of test-phase biodiesel and glycerin, we sold the entire test-phase inventory. For the years ended September 30, 2008 and 2009, sales of biodiesel and glycerin and federal incentives payments totaled $4,646,055 and none, respectively.   For the years ended September 30, 2008 and 2009, we received $994,804 and none, respectively, in federal incentives payments.

Although we would have been able to operate at positive margins throughout several months of 2008 and 2009 if operating capital had been available to us, we would have been unable to operate the plant profitably given the specific market conditions present in mid-November 2009.

Our independent registered public accounting firm has raised doubts about our ability to continue as a going concern. See “Financial Statements” in Item 8, Note 7, below.

Debt and Liquidity

On May 20, 2009 we had a scheduled principal payment of $1,825,000 due to our lender, Farm Credit.  We did not make this payment because we did not have sufficient unrestricted cash.  On May 26, 2009, Farm Credit’s agent, CoBank, ACB (CoBank) declared us in default, terminated any commitment to us and accelerated the amounts owned under our $24,500,000 Restated Term Loan Agreement.  On June 22, 2009 Farm Credit initiated foreclosure proceedings against our plant, equipment, fixtures and real property.  As a result of the default, Farm Credit increased the interest rate on the borrowings by 4.0%, effective May 21, 2009.  Effective May 21, 2009, we are being charged interest of 7.6250% on $24,000,000 of the loan balance and 8.50% on the remaining $500,000 of the loan balance.  As of September 30, 2009, $24,500,000 was outstanding under the Restated Term Loan Agreement.

At September 30, 2009, CoBank held $265,910 of our funds in an escrow account to be used for monthly interest and other fees due Farm Credit. Beginning May 21, 2009, CoBank has been accruing interest under our Restated Term Loan Agreement at the rate of $5,201.38 per day. As our interest comes due and is billed each month, CoBank withdraws the amount from the escrow. At September 30, 2009 we had $524,300 in accrued interest not yet withdrawn. In addition,  in early December 2009, after the payment of our annual insurance premium, we estimate that we will have approximately $750,000 in unrestricted cash.

As of September 30, 2009, we had an agreement with a natural gas company that requires a restricted escrow balance of $518,789 consisting of a $45,589 deposit and $473,200 to cover storage transportation and/or construction of the town border station. Under the terms of the agreement the escrow will be released annually beginning October 1, 2008 at the discretion of the natural gas company but no less than 1/15 of the original deposit of $507,000 to cover storage transportation and/or construction of the town border station.

Impairment of Long-Lived Assets

We evaluate the appropriateness of the carrying amounts of its long-lived assets at least annually, or more frequently whenever indicators of impairment are deemed to exist.  In accordance with these policies, we previously evaluated our plant for possible impairment based on projected future cash flows from operations assuming that we would be able to obtain a working capital loan and commence operations.

Based on recent developments with Farm Credit and our inability to find alternative sources for our required working capital, we determined that an impairment existed at March 31, 2009. As a result, during the period ending March 31, 2009, our plant and processing equipment were reduced to fair value by recording a $20,224,067 impairment charge.  Due to the lack of any sales of facilities similar to ours or a quoted market price for our units, we estimated fair value based on the range of values discussed in a potential merger transaction and an independent appraisal.  The valuation was considered to be level 3 under ASC 820, Fair Value Measurements and Disclosures.

Since March 31, 2009 there has been further deterioration in the biodiesel industry and Farm Credit initiated foreclosure proceedings against our plant, equipment, fixtures and real property.  We do not believe that our facility could be sold for greater than the amount due Farm Credit.  Our most probable recovery would be the proceeds from the loan extinguishment from the foreclosure process. As a consequence, as of September 30, 2009, we reduced our plant and processing equipment to the net amount due Farm Credit of approximately $24,700,000, by recording an additional impairment charge of $9,140,363.  The two charges resulted in recognition of a $597.34 loss per membership unit for the twelve months ending September 30, 2009.

Our property and equipment are stated at cost. We compute depreciation using the straight-line method over the estimated useful lives ranging from 3 to 7 years for office and other equipment, 15 to 20 years for plant and process equipment and 20 years for our office building.

We expense maintenance and repairs as incurred and major improvements and betterments are capitalized.  As of September 30, 2009, we capitalized $345,416 of interest and financing costs in property and equipment.

Income Taxes

We are organized as a limited liability company which is accounted for like a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, our earnings and losses are included in the income tax returns of our members. Therefore, no provision or liability for federal or state income taxes has been included in our financial statements.

Results for Twelve Months Ended September 30, 2009 and 2008

We have incurred an accumulated net loss of $42,621,921 from our inception in January 2006 through September 30, 2009. For the twelve months ended September 30, 2009 and 2008, our net loss was $35,822,020 and $6,391,745, respectively.  The reasons for our continuing loss during 2009 include:

•
We had no revenues from sales (and related federal incentives) for the twelve months ended September 30, 2009 due to the continued idling of our plant.  We did earn $82,830 of rental income as a result of short term leases for the use of our storage tanks.  Sales (and related federal incentives) for the twelve months ended September 30, 2008 were $4,646,055, all of which relate to product that was produced in December 2007.

•
In December 2007, construction of our plant was completed and as a result we started to depreciate the assets and discontinued the capitalization of the construction period interest expense.  Prior to plant completion, we capitalized interest incurred as part of the construction costs. Depreciation and interest expense for the twelve months ended September 30, 2009 were $3,097,100 and $1,568,117, respectively. Depreciation and interest expense for the twelve months ended September 30, 2008 were $3,219,378 and $1,304,821, respectively. The increase in interest expense between the two periods is primarily due to our higher average borrowings, Farm Credit’s imposition of default interest on May 21, 2009 and the amortization of the remaining $134,086 of deferred financing costs as a result of Farm Credit’s acceleration of the due date on the unpaid principal balance under our Restated Term Loan Agreement.  The reduction in the depreciation expense was the result of the reduction in the net book value of our fixed asset due to the previously discussed impairment charges.

•
General and administration expenses for the twelve months ended September 30, 2009 and September 30, 2008 were $1,594,125 and $1,411,290, respectively.  These expenses primarily consisted of professional fees incurred in connection with our SEC compliance matters, foreclosure proceedings, ongoing bank and strategic negotiations, payroll and insurance.

Product and Production Input Pricing

The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 75% to 90% of the overall cost of producing biodiesel. As a result, increased prices for feedstock greatly impact the biodiesel industry. Soybean oil is the most abundant oil feedstock available in the United States. The 20-year average price for soybean oil is approximately $0.24 per pound. Prices for feedstock have been quite volatile – most notable is soybean oil and methanol (which is used to a much lesser degree than soybean oil). Between January 2008 and November 2009, soybean oil has traded in a range of less than $0.30 to over $0.65 per pound delivered to Algona.  As of mid-November 2009, refined soybean oil delivered to Algona is priced near $0.42 per pound, based on market pricing as reported in the The Jacobsen®.

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

We continue to monitor soybean oil and biodiesel prices which might allow future profitable operation of our biodiesel plant.  Farm Credit’s foreclosure proceeding makes it very unlikely that we will be able to obtain working capital financing.  As a result, we have not been exploring working capital financing, but instead have explored transactions that would result in a sale of our plant, a merger with another entity or additional investment to implement pretreatment and provide operating capital.

Between January 2008 and November 2009, methanol pricing has ranged from $0.80 per gallon to $2.70 per gallon delivered to Algona.  As of mid-November 2009, the price of methanol delivered to Algona was $1.15 per gallon.  The market price for biodiesel has been equally volatile: since January 2008, the Upper Midwest market price for biodiesel has ranged from approximately $2.70 per gallon to a July 2008 spike near $5.40 per gallon -- approximately a 100% price variation.  The Upper Midwest B100 pricing as of mid-November 2009 approached $3.35 per gallon, on average, according to The Jacobsen®.

The market conditions, as reported by The Jacobsen®, as of mid-November 2009 would not allow us to operate the plant profitably with an input of 100% refined soybean oil. We cannot predict the duration of these conditions. This situation is reflected by the overall reduction of biodiesel production to near 2006 levels.

A significant negative impact on United States biodiesel producers has been the imposition of substantial duties by the European Union on the import of biodiesel originated in the United States to European Union members.  On July 7, 2009, the European Union announced that these duties will be extended for the next five years.

In May 2009, the EPA released its analysis of the renewable fuel standard enacted by the 2007 Energy Act as part of a proposed rule subject to public comment and further refinement before the rule becomes final.  The Act requires 11.1 billion gallons of renewable fuel to displace petroleum fuel in 2009, increasing each year until reaching 36 billion gallons of renewable fuels by 2022, and the EPA to determine annual volumes of biomass-based diesel fuel required under the renewable fuel standard.  The EPA’s analysis indicated that soy-based biodiesel fails to meet targets for reducing greenhouse gas emissions, and found that soy-based biodiesel reduces greenhouse gas emissions by just 22% compared to petroleum diesel.  The EPA’s findings have been questioned by the biodiesel and soybean industries and others.  The biodiesel industry has been making its case in Washington for further review of the EPA’s findings. If the industry is unsuccessful, demand for soy-based biodiesel could be further adversely affected by the EPA’s findings in the proposed rule.

In June 2009, about one-third of the nation's biodiesel plants were idle, according to a published report citing information provided by officials with the National Biodiesel Board; plants that are operating are those that rely heavily on alternative feedstocks such as waste greases and fats.  We do not believe this situation has changed significantly since June.

We produce about approximately nine-tenths of one pound of glycerin for each gallon of biodiesel. From January 2008 to November 2009, crude glycerin pricing has ranged from approximately $0.04 to $0.30 per pound.  As of mid-November 2009, the price of crude glycerin was reported to be selling at $0.04 per pound, shipped FOB from our plant. Our soy oil-based glycerin commands a higher price than glycerin generated by animal fat.

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

We are currently unable to operate the plant given our inability to obtain working capital financing. Based upon mid-November 2009 commodity prices, we estimate the need for $20,000,000 in working capital financing and $10,000,000 to $15,000,000 for pretreatment to operate the plant optimally at its full capacity. We believe a working capital facility of less than $12,000,000 would not allow us to operate at meaningful volumes.

Previously, we had a $12,000,000 revolving loan to fund purchases of soybean oil and other raw materials in periods where the plant could operate profitably.  We were not, however, able to come to terms with Farm Credit to permit us draw funds against the revolving loan.  As a result, in June 2008 our access to the $12,000,000 under the revolving loan for working capital was terminated under our Restated Term Loan Agreement with Farm Credit.  To date, our efforts to obtain working capital financing from other potential sources have been unsuccessful.  See “Debt Financing” below.

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

Our goal is to operate profitably. This is a difficult proposition considering the recent volatile financial, credit and commodity market conditions in 2009 and our inability to obtain sufficient working capital financing. If such financing becomes available, our decision to run the plant will be predicated on our ability to generate positive cash flow margins. We believe we can achieve that margin when the per gallon spread between biodiesel and soybean oil is between $0.30 to $0.35. It is, however, difficult to lock in back-to-back margins in the spot market. Forward pricing is similarly difficult to achieve.

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

We are party to a Design-Build Agreement with REG Construction Services, LLC (Design Build Agreement), now known as REG Construction & Technology Group, LLC (REG Construction), under which it designed, engineered and built our biodiesel plant. In November, 2007, and thereafter, we submitted to Farm Credit requests for advances under the Term Loan seeking disbursement of funds to REG Construction to pay for the outstanding unpaid bills owing to REG Construction under the Design-Build Agreement, but Farm Credit refused to advance the requested funds to REG Construction because of the “distressed loan” status. On March 24, 2008, REG Construction filed of record a mechanic’s lien against our biodiesel plant alleging an outstanding unpaid bill for construction of our plant under the Design-Build Agreement in the amount of $4,349,217.

On April 30, 2008, we consummated the transactions contemplated by an Agreement regarding Payment for Construction effective April 29, 2008 (Construction Payment Agreement) with Farm Credit and REG Construction. The Construction Payment Agreement provided for satisfaction and release of REG Construction’s mechanic’s lien through Farm Credit’s advance of $2,349,217 under the Term Loan and through the acquisition by REG Ventures, LLC, an affiliate of REG Construction, of 2,000 of our units, valued at $1,000 per unit, in lieu of cash payment of $2,000,000 for the construction services. Under the Construction Payment Agreement, on April 30, 2008, Farm Credit funded an additional $2,349,217, as a draw under the Term Loan. REG Construction received the $2,349,217 payment and we issued 2,000 units to REG Ventures, LLC. On March 4, 2009 we negotiated a final settlement on the Design-Build Agreement resulting in a $259,010 reduction in the total contract price.  The final $30,000 payment under the Design-Build Agreement was made in March 2009.

On June 17, 2008, we entered into a Restated Term Loan Agreement with Farm Credit. Also, on June 17, 2008, in connection with our Security Agreement dated January 30, 2007 with Farm Credit, we entered into Amendment No. 1 to our Security Agreement with Farm Credit (Amended Security Agreement) and an Agreement with Farm Credit regarding the compromise and settlement of disputes and claims (Settlement Agreement). The Restated Term Loan Agreement, Amended Security Agreement and Settlement Agreement are collectively referred to as the Restated Term Loan Agreement.  The following is a summary of certain terms of the Restated Term Loan Agreement:

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

As noted above, on February 20, 2009, Farm Credit granted us a payment deferral until May 20, 2009 of our $912,500 quarterly principal payment due February 20, 2009.  As part of the agreement, we deposited $460,000 with CoBank to be used for monthly interest and other fees due  under the Restated Term Loan Agreement.  As of September 30, 2009, $265,910 was in this account.

Beginning May 21, 2009,  CoBank has been accruing interest under our Restated Term Loan Agreement at the rate of $5,201.38 per day. As our interest and fees come due and are billed each month, CoBank withdraws the amount from the escrow. At September 30, 2009 we had $524,300 in accrued interest not yet billed.

We agreed to restrict our ability to incur cash expenses in excess of $400,000 in any month commencing in February 2009, without first obtaining Farm Credit’s approval which was not to be unreasonably withheld. Also, commencing in February 2009, we could not make expenditures for fixed assets nor make any distributions to our members, without further agreement of the parties. We are required to provide Farm Credit’s agent with additional documentation and budget reconciliations.

As of September 30, 2009, $24,500,000 was outstanding under the Restated Term Loan Agreement.

We record expenditures directly related to securing long-term financing as a deferred cost on our balance sheet. These costs were being amortized using the effective interest method over the term of our Restated Term Loan Agreement.  During the year ended September 30, 2008 and the period from inception to September 30, 2009, we amortized $11,266 and $27,766 respectively of these costs to construction in progress.  No amounts were amortized to construction in progress during the year ended September 30, 2009.  As a result of our default under our Restated Term Loan Agreement, Farm Credit has terminated any commitment to us and accelerated the due date of the unpaid principal balance outstanding.  We included the remaining $134,086 of deferred financing costs in interest expense for the year ended September 30, 2009.

Available Cash and Cash Requirements

Our February 2009 payment deferral agreement required us to make a principal payment in the amount of $1,825,000 on May 20, 2009.  On May 20th we had unrestricted cash of approximately $1,710,000, and did not make our $1,825,000 payment to Farm Credit due on that date because we did not have adequate funds. As of September 30, 2009, we had current assets of $1,667,593.  We have drawn all available amounts under our Restated Term Loan Agreement.  In addition, in early December 2009, after the payment of our annual insurance premium, we estimate that we will have approximately $750,000 in unrestricted cash.

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

On May 27, 2009, we were notified by CoBank that it had imposed, effective May 21, 2009, a default rate of interest, being 4% in excess of the rate(s) of interest that would otherwise apply, from time to time, on the $24,500,000 loan balance, as permitted by the Restated Term Loan Agreement.  Prior to CoBank’s declaration of default, interest on $24,000,000 of the loan balance accrued at an annual fixed rate equal to LIBOR at the date selected, plus 3.25%, and interest on the remaining $500,000 of the loan balance accrued at a variable interest rate equal to the rate established by CoBank, plus three-quarters of one percent (0.75%) per annum. As of September 30, 2009, $24,000,000 of the borrowings were at the LIBOR option of 7.625% and $500,000 of the borrowings were at the Agent Base Rate option of 8.50%.

As of September 30, 2009, $24,500,000 was outstanding under the Restated Term Loan Agreement.

As noted above, at September 30, 2009, CoBank held $265,910 of our funds in an escrow account. As our interest and fees comes due and are billed each month, CoBank withdraws the amount from the escrow.

As noted above, our Master Contract Agreement with the IDED provided us with two funding sources and benefits, the VAAPFAP Funding Agreement and the EZ Funding Agreement.  Under the VAAPFAP Funding Agreement, we were awarded a $100,000 forgivable loan to be forgiven over 36 months and a $300,000 non-interest bearing loan.   As of September 30, 2009, $300,000 was outstanding on the loans.  The agreement provides for a monthly principal payment of $5,000 per month.  The occurrence of a default under the Restated Term Loan Agreement also constitutes an event of default under the VAAPFAP Funding Agreement which would allow IDED, at its option, to provide a notice of default, which among other things, would result in the full amount being immediately due and payable (including the $100,000 forgivable loan) and impose a 6% annual default interest rate.

The primary benefit under the EZ Funding Agreement is investment tax credits.  The investment tax credits total $5.2 million and are claimed over a five-year period beginning July 1, 2007 in the amount of $1,041,000 each December 31st.  To date, only the first two years of credits have been claimed.   The annual credits were included on members’ Schedule K-1 (Partner’s Share of Income, Deductions, Credits, etc.) for calendar years 2007 and 2008.  In addition, under the EZ Funding Agreement, we were entitled to receive certain enterprise zone benefits, including value-added property tax exemption and a refund in the amount of $851,214 of Iowa sales, and use taxes paid to contractors, subcontractors and suppliers.

Under the VAAPFAP Funding Agreement and the EZ Funding Agreement, we were obligated to create 36 full-time equivalent jobs, with 30 of the created jobs having starting wages, including benefits, that meet or exceed $16.09 per hour with an average rate per hour including benefits of $19.47.  Under the VAAPFAP Funding Agreement, such job creation was required to be complete by July 31, 2009; under the EZ Funding Agreement, such job creation is required to be complete by July 31, 2010.  Accordingly, as of September 30, 2009, we were not in compliance with these job creation requirements with respect to the VAAPFAP Funding Agreement and therefore the loans made pursuant to the VAAPFAP Funding Agreement are in default and could, at the option of the IDED, become immediately due and payable.

Further, if we fail to meet the job creation requirements by July 31, 2010, then, under the EZ Funding Agreement, the Company may be obligated to repay any benefits it has received and the State of Iowa may recapture the tax credits that have been passed through to our members. Such recapture may result in additional Iowa income tax for the calendar years 2007 and 2008 to our members who received such credits on the 2007 and 2008 Schedule K-1s distributed to them.

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

Although we cannot predict the outcome of these proceedings, Farm Credit will likely seek appointment of a receiver to take possession of the Farm Credit Collateral securing the Restated Term Loan Agreement.  The foreclosure proceedings would ultimately result in the conveyance of the Farm Credit Collateral to Farm Credit, if a foreclosure proceeding were concluded before the indebtedness under the Restated Term Loan Agreement could be otherwise repaid or restructured in or outside of bankruptcy proceedings. Conclusion of the foreclosure process would have a material adverse impact on our financial condition and results of operations, result in the loss of the most of our operating assets and a permanent shut-down of our plant and cause our members to lose most or all of their investment in East Fork.  Since the foreclosure proceedings remain in an early stage, we are unable to predict their duration.

Liquidity

As noted above, we are currently unable to operate the plant profitably given our inability to obtain working capital financing.  Doubts about our ability to continue as a going concern, coupled with the continuing credit crunch, make it difficult to obtain replacement and working capital financing, especially given the distressed nature of the biodiesel industry, uncertainty of commodity prices and Farm Credit’s foreclosure proceedings.  See “Financial Statements”, in Item 8, Note 7, below. As a result, we are experiencing liquidity problems associated with the cost of our raw material and lack of demand for our product at profitable prices.  Also, if our operations begin, we would face the ordinary delay between when we would purchase raw materials and when we would receive payments from REG for our finished products.

When Congress wrote the 2007 Energy Act, diesel consumption had been trending upwards since 1984 and it appeared to many that the world would be able to use considerably more diesel and biodiesel in the future.  Diesel and biodiesel consumption hit a peak of 63.2 billion gallons in 2007.  But diesel and biodiesel demand fell in 2008, after soaring diesel prices earlier in the year were followed by the economic crisis.  Combined consumption for 2008 has been estimated at slightly more than 59.4 billion gallons; current forecasts suggest that 2009 consumption could end at about 56.2 billion gallons.

As noted, the manufacturer’s price of B100 biodiesel as of mid-November 2009 was near $3.35 per gallon, according to The Jacobsen®. Biodiesel producers also struggle to compete on price in relation to petroleum diesel.  After recognizing the benefit of the $1.00 per gallon blenders tax credit, the implied cost for a gallon of biodiesel is approximately $2.35 per gallon.  For the same period, the U.S. average retail diesel price was near $2.78 per gallon and the estimated average wholesale price was approximately $2.06 per gallon, according to the Energy Information Administration.

The spread in price between petroleum diesel and biodiesel creates an economic barrier to increasing biodiesel consumption.  In order to compete directly with petroleum diesel in the current market, biodiesel producers may actually be forced to sell at a loss.  A return of $3.50 diesel might change things, by making biodiesel a relative bargain in comparison to petroleum diesel and spur wider use.  So would an unexpected increase in total fuel demand.  Otherwise, it is not at all clear how the world’s surplus of biodiesel production capacity can be absorbed.

Working Capital Financing

In 2008, we developed a financing plan, presented to over 40 financial firms during the 2008 calendar year, which requested a minimum working capital facility of $10,000,000. These financial firms included money center banks, regional banks, community banks, finance companies, factors and high net worth individuals. In addition, we sought working capital from potential lenders in the agriculture industry, those with commodity experience and those with experience in renewable fuels. We engaged placement agents to approach lenders that we would otherwise not have approached. These placement agents had access to both traditional lending sources and non traditional lenders. We offered potential lenders a first security interest in our inventory and accounts receivable.  However, we have been unable to secure working capital to date.

New Financing

On December 26, 2008 we retained Chicago-based William Blair & Company, L.L.C. (William Blair) to act as our financial advisor in connection with our continued exploration of possible strategic alternatives. William Blair has assisted us in our search for new financing (a Financing Transaction).  On August 21, 2009, we terminated William Blair's engagement.  To date we have not been successful in arranging a Financing Transaction.

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

Other Strategic Alternatives

We retained William Blair also to act as our financial advisor in connection with the possible merger or sale of all or a portion of our capital stock or assets or other business combination (a Business Combination). During the three months ended March 31, 2009, William Blair contacted approximately 130 potential strategic and financial buyers located in North America, South America, Europe and Asia seeking interest in a Business Combination.  Although William Blair received 13 preliminary indications of interest, for a variety of reasons, none of these potential buyers submitted a bid proposing a Business Combination.  On August 21, 2009 we terminated William Blair's engagement. We have had no subsequent success in arranging a Business Combination.

Our foreclosure proceedings remain in an early stage.  We cannot predict the outcome of these proceedings.  The foreclosure proceedings would ultimately result in the conveyance of our plant, equipment, fixtures and real property to Farm Credit, if a foreclosure proceeding were concluded before the indebtedness under the restated term loan agreement could be otherwise repaid or restructured in or outside of bankruptcy proceedings. Conclusion of the foreclosure process would have a material adverse impact on our financial condition and results of operations, result in the loss of the most of our operating assets and a permanent shut-down of our plant and cause our members to lose most or all of their investment in East Fork. Since the foreclosure proceedings are in an early stage, we are unable to predict their duration.  In the meanwhile, we continue to have discussions with Farm Credit about alternative solutions.  Farm Credit’s foreclosure proceeding makes it very unlikely that we will be able to obtain working capital financing. As a result, we have not been exploring obtaining just working capital financing, but instead have explored transactions that would result in a sale of our plant, merger with another entity or additional investment to implement pretreatment, provide operating capital and to restructure our Restated Term Loan Agreement.  Additionally we are examining alternatives to allow utilization of a wider range of oil sources in our process which allow our plant to improve its process to operate profitably in a wider range of market conditions.  We cannot predict the outcome of these efforts.

On August 25, 2009, we retained Corval Group, Inc., based in St. Paul, Minnesota, which assists companies with operational plans, financial restructuring and new financing.  For more information about our agreement with Corval, see Item 9B, “Other Information”, below.  It is advising us on the possibility of obtaining additional investment to implement pretreatment and provide operating capital and restructure our Restated Term Loan Agreement.  Based on our current assessment and our work with Corval, we currently estimate that the cost to add pretreatment equipment and the necessary working capital to support the operational plan will total approximately $20 - $25 million (provided we are able to reach agreement with Farm Credit to restructure our Restated Loan Agreement  and dismiss its foreclosure petition).  If these options appear feasible, we expect to provide more detail about how we intend to proceed and the potential sources of these funding requirements in future SEC filings.

There are a number of technology companies that offer pretreatment solutions to process crude oil and animal fat feedstocks to a refined level suitable for use in our biodiesel production process.   However, a majority of these companies are either start-up companies, that have limited or no commercial scale implementation, or are companies that do not have strong balance sheets and/or construction partners.   As a result, most are unable to provide us with sufficient comfort of their ability to perform.

To address these concerns, we are examining proposals from two technology companies which we believe are capable of serving our needs to modify our existing plant enabling it to process a wide variety of feed stocks, including corn oil, into biodiesel. Both of these prospective vendors are well known technology providers with multiple implementations of their technologies in the biodiesel and oil seed processing industries. We believe the technology offered by both of these companies will enable us to modify the plant with minimal technology risk.

Additionally, we must engage a proven construction partner with the ability to guarantee plant construction cost and operating performance.  We are seeking proposals from contractors who have such abilities and have identified one such contractor with the interest to work with us on this project, the financial resources and experience in completing numerous renewable fuel projects on time and within budget.

Our ability to process alternative feedstocks and establish reliable supplies of these materials is critical to our future.  With the assistance of Corval, we are focused on establishing supply agreements with multiple sources of alternative feedstocks including animal fat suppliers and ethanol producers that are or will be extracting crude corn oil as part of their production process, as well as with brokers and marketers representing producers of these materials.  Our approach is designed to offer financial motivation as well as a reliable outlet for crude fats and oils provided by these suppliers over a defined period of time.  For more information about our agreement with Corval, see Item 9B, “Other Information”, below.

We may consider pursuing other alternatives in addition to those noted above.  Given the current uncertainties in the credit and commodity markets and in the biodiesel industry and Farm Credit’s foreclosure proceedings, whether these efforts will be successful is uncertain.

Distribution to Unit Holders

As of September 30, 2009, our board of directors has not declared any dividends.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses.

Revenue Recognition

Revenue from the production of biodiesel and related products is recorded upon transfer of the risks and rewards of ownership and delivery to customers and the selling price is fixed and determinable. Revenue from federal incentive programs is recorded when we have sold blended biodiesel and satisfied the reporting requirements under the applicable program. When it is uncertain that we will receive full allocation and payment due under the federal incentive program, we derive an estimate of the incentive revenue for the relevant period based on various factors including the most recently used payment factor applied to the program.  The estimate is subject to change as we become aware of increases or decreases in the amount of funding available under the incentive programs or other factors that affect funding or allocation of funds under such programs.  Interest income is recognized as earned.

Derivative Instruments and Hedging Activities

We have entered into derivative contracts to hedge our exposure to price risk related to forecasted soybean oil purchases and forecasted biodiesel sales.  These derivative contracts are accounted for under Accounting Standards Codification (ASC) 815. ASC 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires that we recognize all derivatives as either assets or liabilities in our balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction.

Although we believe our derivative positions are economic hedges, none have been designated as hedges for accounting purposes. Therefore, derivative positions are recorded on our balance sheet at their fair market value, with changes in fair value recognized in the statements of operations. We did not have an open position during the year ended September 30, 2009 and recognized a net loss of none  and $119,530 during the years ended September 30, 2009 and 2008, respectively, and $843,696 during the period from inception to September 30, 2009.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 8.	Financial Statements and Supplementary Data.

See below.

INDEX TO FINANCIAL STATEMENTS
Contents

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Balance sheets	F-3
Statements of operations	F-4
Statements of members’ equity	F-5
Statements of cash flows	F-6
Notes to financial statements	F-7 – F-15

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members

East Fork Biodiesel, LLC (A Development Stage Company)

We have audited the balance sheets of East Fork Biodiesel, LLC (A Development Stage Company) as of September 30, 2009 and 2008, and the related statements of operations, members’ equity and cash flows for the years ended September 30, 2009 and 2008 and the period from January 5, 2006 (date of inception) to September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of East Fork Biodiesel, LLC as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended September 30, 2009 and 2008 and the period from January 5, 2006 (date of inception) to September 30, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has experienced significant increases in the input costs of its products causing it to suspend plant operations in December 2007 after initial testing and production start-up and has not been able to obtain working capital funds to start-up the plant and operate profitably, which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assessment of the effectiveness of East Fork Biodiesel, LLC’s internal control over financial reporting as of September 30, 2009, included in Item 9A(T) and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen LLP
Davenport, Iowa
December 4, 2009

McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of separate and independent legal entities.

East Fork Biodiesel, LLC
(A Development Stage Company)

Balance Sheets
	September 30,	September 30,
Assets (Note 3)	2009	2008
Current Assets:
Cash and cash equivalents	$1,281,250	$124,073
Restricted cash with lender (Note 3)	265,910	-
Accounts receivable (Note 6)	-	25,789
Federal incentive receivable	-	4,046
Inventory	70,300	88,642
Prepaid expenses	50,133	56,425
Total current assets	1,667,593	298,975

Property and Equipment:
Land	539,291	539,291
Construction in progress	-	348,151
Plant and processing equipment	59,317,164	59,561,579
Office building, furniture and fixtures	489,154	489,154
	60,345,609	60,938,175
Accumulated depreciation including impairment charge	35,645,609	3,229,587
	24,700,000	57,708,588

Other Assets:
Restricted cash in escrow	518,789	552,589
Deferred financing costs, net of accumulated amortization	-	168,808
	518,789	721,397
	$26,886,382	$58,728,960

Liabilities and Members' Equity
Current Liabilities:
Current maturities of long-term debt (Note 3)	$24,800,000	$20,860,000
Accounts payable and accrued expenses	592,493	264,041
Construction payable, including $150,000 of retainage (Note 6)	-	289,010
Total current liabilities	25,392,493	21,413,051

Commitments (Notes 6, 7 and 8)

Members' Equity (Note 2):
Member contributions, net of issuance costs, units outstanding September 30, 2009 and 2008 49,159	44,115,810	44,115,810
Deficit accumulated during the development stage	(42,621,921)	(6,799,901)
	1,493,889	37,315,909
	$26,886,382	$58,728,960

See Notes to Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Statements of Operations

			January 5, 2006
	Year Ended		(Date of
	September 30,	September 30,	Inception) to
	2009	2008	September 30, 2009
Revenues:
Sales (Note 6)	$-	$3,651,251	$3,651,251
Federal incentives	-	994,804	994,804
Rental Income	82,830	-	82,830
	82,830	4,646,055	4,728,885

Expenses:
Cost of sales, including plant operating expenses	3,454,194	8,084,931	11,539,125
Impairment of plant and processing equipment	29,364,430	-	29,364,430
Loss on sale contract	-	158,000	158,000
Loss on derivative instruments	-	119,530	843,696
Consulting fees (Note 4)	-	27,000	284,359
General and administrative	1,594,125	1,411,290	3,696,072
	34,412,749	9,800,751	45,885,682

Loss before other income (expense)	(34,329,919)	(5,154,696)	(41,156,797)

Other income (expense):
Grants and other income	51,314	28,559	93,353
Interest income	24,702	39,213	1,314,461
Interest expense	(1,568,117)	(1,304,821)	(2,872,938)
	(1,492,101)	(1,237,049)	(1,465,124)
Net (loss)	$(35,822,020)	$(6,391,745)	$(42,621,921)

Weighted average basic and diluted units outstanding	49,159	47,995	41,760

Net (loss) per unit - basic and diluted	$(728.70)	$(133.18)	$(1,020.64)

See Notes to Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Statements of Members’ Equity

Balance, January 5, 2006 (date of inception)	$-
Issuance of 200 membership units at $250 per unit (Note 2)	50,000
Issuance of 1,553 membership units at $333 per unit (Note 2)	517,666
Issuance of 7,015 membership units at $500 per unit in March 2006 (Note 2)	3,507,500
Member units earned for consulting services but not issued (Note 4)	50,000
Net loss	(318,069)
Balance, September 30, 2006	3,807,097
Issuance of 38,341 membership units at $1,000 per unit (Note 2)	38,341,000
Offering costs	(371,623)
Issuance of 50 member units for services	-
Membership units subscription receivable	(135,000)
Net loss	(90,087)
Balance, September 30, 2007	41,551,387
Collection of unit subscription receivable, including interest	156,267
Issuance of 2,000 membership units for construction payable	2,000,000
Net loss	(6,391,745)
Balance, September 30, 2008	37,315,909
Net loss	(35,822,020)
Balance, September 30, 2009	$1,493,889

See Notes to Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Statements of Cash Flows
			January 5, 2006
	Year Ended		(Date of
	September 30,	September 30,	Inception) to
	2009	2008	September 30, 2009
Cash Flows from Operating Activities:
Net (loss)	$(35,822,020)	$(6,391,745)	$(42,621,921)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	3,097,100	3,219,378	6,326,687
Amortization	168,808	197,563	366,371
Impairment of plant and processing equipment	29,364,430	-	29,364,430
Unrealized (gain) on derivative financial instruments	-	(517,724)	-
Member units earned for consulting services	-	-	50,000
Changes in working capital components:
(Increase) decrease in receivables	29,835	(29,835)	-
(Increase) decrease in inventories	18,342	(88,642)	(70,300)
Decrease in due from broker	-	1,190,558	-
(Increase) decrease in prepaid expenses	6,292	(7,520)	(50,133)
Increase in accounts payable and accrued expenses	328,452	116,204	592,493
Net cash (used in) operating activities	(2,808,761)	(2,311,763)	(6,042,373)

Cash Flows from Investing Activities:
Purchase and construction of property and equipment, net of sales tax refund	258,048	(8,593,308)	(58,363,351)
(Increase) in restricted cash with lender	(265,910)	-	(265,910)
(Increase) decrease in restricted cash in escrow, net	33,800	165,961	(518,789)
Net cash provided by (used in) investing activities	25,938	(8,427,347)	(59,148,050)

Cash Flows from Financing Activities:
Issuance of membership units	-	-	42,281,166
Collection of membership unit subscription receivable	-	156,267	156,267
Payments of offering costs	-	-	(371,623)
Payments of financing costs	-	-	(394,137)
Payments of long-term debt	(60,000)	(40,000)	(100,000)
Proceeds from long-term borrowings	4,000,000	10,577,990	24,900,000
Net cash provided by financing activities	3,940,000	10,694,257	66,471,673

Net increase (decrease) in cash and cash equivalents	1,157,177	(44,853)	1,281,250

Cash and cash equivalents:
Beginning	124,073	168,926	-
Ending	$1,281,250	$124,073	$1,281,250

Supplemental Disclosure of Cash Flow Information, cash payments for interest, net of amount capitalized	$973,246	$1,009,021	$1,982,267

Supplemental Disclosures of Noncash Operating and Financing Activities:
Construction in progress included in accounts and construction payable	$-	$289,010	$-
Membership units issued in exchange for construction payable	-	2,000,000	2,000,000
Amortized financing costs included in construction in progress	-	11,266	27,766

See Notes to Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Financial Statements

Note 1.	Nature of Business, Basis of Presentation and Significant Accounting Policies

Nature of business:

East Fork Biodiesel, LLC (the Company), located in Algona, Iowa, was formed on January 5, 2006 to pool investors to build a 60 million gallon annual production biodiesel manufacturing plant. The Company is in the development stage with its efforts being principally devoted to organizational, equity-raising activities and construction of the biodiesel plant. The plant was substantially complete and started production on December 5, 2007 to verify the production capabilities of the plant. In December 2007 the plant produced approximately 1.1 million gallons of biodiesel and then shut down due to the then existing adverse market conditions (See Note 7).

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

Accounts receivable:  Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Receivables are considered past due based upon payment terms set forth at the date of the related sale. There are no outstanding receivables as of September 30, 2009.

Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following as of September 30, 2009 and 2008:

	2009	2008

Raw material	$70,300	$88,642
Finished goods	-	-
	$70,300	$88,642

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Financial Statements

Note 1.	Nature of Business, Basis of Presentation and Significant Accounting Policies (Continued)

Property and equipment: Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years

Plant and process equipment	15 - 20
Office building	20
Furniture and fixtures	3 - 7

Maintenance and repairs are expensed as incurred and major improvements and betterments are capitalized. As of September 30, 2009, the Company has capitalized $345,416 of interest and financing costs in property and equipment.

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

Based on recent developments with the Company’s current lender and the Company’s inability to find alternative sources for its required working capital, management determined that an impairment existed at March 31, 2009. Therefore, during the period ending March 31, 2009, the Company’s plant and processing equipment were reduced to fair value by recording a $20,224,067 impairment charge.  Due to the lack of any sales of facilities similar to the Company’s or a quoted market price for the Company’s units, the Company estimated fair value based on the range of values discussed in a potential merger transaction and an independent appraisal.  The valuation was considered to be level 3 under ASC 820, Fair Value Measurements and Disclosures.

Since March 31, 2009 there has been further deterioration in the biodiesel industry and the Company’s lender has initiated foreclosure proceedings against the Company’s plant, equipment, fixtures and real property.  The Company does not believe that the facility could be sold for greater than the amount due the lender.  The most probable recovery for the Company would be the proceeds from the loan extinguishment from the foreclosure process.  Therefore, as of September 30, 2009, the Company’s plant and processing equipment were reduced to the net amount due the lender of $24,700,000, by recording an additional impairment charge of $9,140,363.

Restricted cash in escrow:  As of September 30, 2009 the Company had an agreement with a natural gas company that requires a restricted escrow balance of $518,789 consisting of a $45,589 deposit and $473,200 to cover storage transportation and/or construction of the town border station. Under the terms of the agreement the escrow will be released annually beginning October 1, 2008 at the discretion of the natural gas company but no less than 1/15 of the original deposit of $507,000 to cover storage transportation and/or construction of the town border station.

Offering costs:  The Company classifies all costs directly related to raising capital as deferred offering costs until the capital is raised, at which point the costs are reclassified as an offset to equity as issuance costs. Offering costs of $371,623 were offset against equity during the year ended September 30, 2007.

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Financial Statements

Note 1.	Nature of Business, Basis of Presentation and Significant Accounting Policies (Continued)

Deferred financing costs:  Expenditures directly related to securing long-term financing are recorded as a deferred cost on the balance sheet. These costs were being amortized using the effective interest method over the term of the credit agreement.  During the year ended September 30, 2008 and the period from inception to September 30, 2009, the Company amortized $11,266 and $27,766 respectively of these costs to construction in progress.  No amounts were amortized to construction in progress during the year ended September 30, 2009.  As a result of the Company’s default under its Restated Term Loan Agreement discussed in Note 3, the lender has terminated any commitment to the Company and accelerated the due date of the unpaid principal balance outstanding.  The remaining $134,086 of deferred financing costs was included in interest expense for the year ended September 30, 2009.

Derivative instruments:  The Company has entered into derivative contracts to hedge its exposure to price risk related to forecasted soybean oil purchases and forecasted biodiesel sales. These derivative contracts are accounted for under Accounting Standards Codification (ASC) 815. ASC 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction.

Although the Company believes its derivative positions are economic hedges, none have been designated as hedges for accounting purposes. Therefore, derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in the statements of operations. The Company did not have an open position during the year ended September 30, 2009 and recognized a net loss of none  and $119,530 during the years ended September 30, 2009 and 2008, respectively, and $843,696 during the period from inception to September 30, 2009.

Due to restrictions placed upon the Company by its lender, the Company was required to subcontract the production of 163,000 gallons of biodiesel to another biodiesel plant. This resulted in a loss of approximately $158,000 which was recognized during the year ended September 30, 2008.

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

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Financial Statements

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

Notes to Financial Statements

Note 3.	Long-Term Debt

On January 30, 2007, the Company entered into a $36,500,000 Master Loan Agreement (credit agreement) which consisted of a $12,000,000 revolving-term loan and a $24,500,000 construction-term loan used for working capital and to complete the biodiesel project. The construction-term loan consisted of two phases:  a “start-up phase” during which the Company made periodic requests for fund advances to meet construction obligations and at the completion of construction and payment of construction costs, a "term loan phase" in which the loan converted to a “senior debt instrument”. The construction loan was secured by substantially all of the Company’s real property, equipment, fixtures, furniture and articles of tangible personal property (except inventory and supplies) and was payable in quarterly installments of $912,500 beginning on May 20, 2008. The credit agreement provided for a special annual payment equal to 75% of “free cash flow” as defined in the agreement, limited to a total payment $2,000,000 annually.

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

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Financial Statements

Note 3.	Long-Term Debt (Continued)

•
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

On February 20, 2009, the Company was granted a payment deferral until May 20, 2009 of its $912,500 quarterly principal payment due February 20, 2009. As part of the Restated Term Loan Agreement, the Company deposited $460,000 with the agent for the lender to be used for monthly interest and other fees due the lender. As of September 30, 2009, $265,910 was in this account.

On May 20, 2009 the Company had a scheduled principal payment due of $1,825,000. This payment was not made as the Company did not have sufficient unrestricted cash. On May 26, 2009, the lender has declared the Company in default and on June 22, 2009 the lender initiated foreclosure proceedings against the Company’s plant, equipment, fixtures and real property.

As a result of the default, the lender increased the interest rate on the borrowings by 4.0%, effective May 21, 2009. As of September 30, 2009, $24,000,000 of the borrowings were at the LIBOR option of 7.625% and $500,000 of the borrowings were at the Agent Base Rate option of 8.50%.

As of September 30, 2009, $24,500,000 was outstanding under the term loan agreement.

In June 2006, the Company entered into a financial assistance contract with the Iowa Department of Economic Development whereby the Company was awarded a $100,000 forgivable loan and a $300,000 non-interest bearing loan. The Company is obligated to create 36 full-time equivalent jobs, with 30 of the created jobs having starting wages, including benefits, that meet or exceed $16.09 per hour with an average rate per hour including benefits of $19.47. As of September 30, 2009 the Company was not in compliance with these job creation requirements and therefore could become subject to certain financial penalties.  As of September 30, 2009, $300,000 was outstanding. The agreement provides for a monthly principal payment of $5,000 per month. The occurrence of a default under the Restated Term Loan Agreement also constitutes an event of default under the contract which would allow IDED, at its option, to provide a notice of default which among other things would result in the amount being immediately due and payable (including the $100,000 forgivable loan) and impose a 6% annual default interest rate.

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Financial Statements

Note 4.	Related Party Transactions

The Company paid a consulting company owned by a member for project coordination, administration and consulting services, under the terms of an unwritten, month-to-month consulting arrangement. The member is also the President, former Chairman and current member of the Board of Directors. During the fiscal years ended September 30, 2009 and 2008, the Company had incurred consulting charges of approximately none and $27,000, respectively, under this agreement.  From inception through September 30, 2009, the Company incurred consulting charges of approximately $99,300 under this agreement.

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

Note 5.	Commitments and Contingencies

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

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Financial Statements

Note 5.	Commitments and Contingencies (Continued)

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

Note 6.	Major Customer

On September 26, 2006, the Company entered into a Management and Operational Services Agreement with Renewable Energy Group, LLC. Under the agreement Renewable Energy Group will place the general and operations managers, acquire feedstocks and basic chemicals necessary for the operation of the facility, and perform the administrative, sales and marketing functions for the Company. In exchange for these services, the Company has agreed to pay Renewable Energy Group a flat monthly fee ("flat fee") and a per-gallon rate fee ("rate fee"). For the first month in which the Company’s biodiesel is produced and sold, and for six months thereafter (the "initial period"), it will pay a flat fee of $112,500, plus a $0.0175 rate fee for each gallon of biodiesel produced. For the first month after the initial period the Company will pay a flat fee of $172,500, plus a $0.0175 rate fee for each gallon of biodiesel produced. The flat fee and rate fee are adjusted beginning in the month following the first anniversary of the Company’s producing biodiesel for sale and annually for such month thereafter according to a complex formula based on movement in the Consumer Price Index for All-Urban Consumers, U.S. City Average, All Items, published by the United States Department of Labor. In addition to the flat fee and monthly fee, the Management Agreement also provides for the payment to Renewable Energy Group of a yearly bonus equal to 6% of the Company’s net income. The agreement has an initial term ending December 31, 2010 and it will continue thereafter unless either party gives written notice to the other of a proposed termination date at least 12 months in advance of the proposed termination date. On December 1, 2007, the Company and REG amended the Management Agreement to reduce the monthly fee to the amount of the compensation costs (including benefits) of the Company’s General Manager and Operations Manager while its plant is idle.   The total expense recognized under the contract was $50,121 and $117,567 during the years ended September 30, 2009 and 2008, respectively.  Sales of biodiesel and glycerin to REG for the years ended September 30, 2009 and 2008 were none and $3,651,251 respectively. The related accounts receivable due from REG as of September 30, 2009 and 2008 was none and $25,789 respectively.

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Financial Statements

Note 7.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through September 30, 2009, the Company was in the development stage, has undertaken significant borrowings to finance the construction of its biodiesel plant and has experienced a significant increase in the cost of soybean oil which is currently the primary ingredient in the Company’s planned production of biodiesel. As a result of the high cost of soybean oil the Company suspended plant operations in December 2007 after initial testing and production start-up. The Company has not been able to obtain working capital funds to start-up the plant and operate profitably. On May 26, 2009, the lender’s agent declared the Company in default and on June 22, 2009 the lender initiated foreclosure proceedings against the Company’s plant, equipment, fixtures and real property.

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

Note 8.	Subsequent Events

The Company has performed an evaluation of subsequent events through the time the September 30, 2009, Form 10-K was filed with the Securities and Exchange Commission on December 4, 2009, which is the date the financial statements were issued.  No events have occurred subsequent to September 30, 2009 that require disclosure or recognition in these financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our principal executive officer (PEO), Mr. Chris L. Daniel, and principal financial officer (PFO), Mr. Jack W. Limbaugh, Jr.), as of the end of the period covered by this report, our PEO and PFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

We assessed our internal control over financial reporting as of September 30, 2009, the end of our fiscal year. We based our assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

Based on our assessment, we have concluded that our internal control over financial reporting was effective as of the end of our fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

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

Item 9B.	Other Information.

On  August 25, 2009, we retained Corval Group, Inc. (Corval), based in St. Paul, Minnesota, which assists companies with operational plans, financial restructuring and new financing.  Corval is advising us on the possibility of obtaining additional investment to implement pretreatment and provide operating capital and restructure our Restated Term Loan Agreement.  Also, Corval will advise us in connection with our continued exploration of possible strategic alternatives, including a Business Combination or arranging a Financing Transaction (each a Possible Transaction).

To date, we have paid Corval $100,000 and Corval is entitled to receive a monthly advisory fee of $25,000, payable in advance every 30 days, unless the agreement is terminated early.  Corval will be compensated through a combination of the monthly advisory fee and contingent success fees related to the nature of the transaction consummated, if any.  Under the terms of our agreement with Corval, any monthly fees paid Corval will be credited against any success fees Corval is entitled to.  The agreement provides for different success fees, depending on the nature of the Possible Transaction.  Success fees, if any, may be paid as a mix of (1) new East Fork equity valued at 5% of the equity value retained by our existing unit holders (excluding any new investment by existing unit holders) if any, (2) a variable percentage of funds raised through debt or equity financing, if any, (3) a variable percentage of transaction value upon a merger/acquisition or sale of our assets, if any, and (4) a 1% of the principal obligation of any restructured debt, if any.  However, any funding (be it debt, equity, or other) will not be subject to multiple success fees for the same funds.

Also, we agreed to indemnify Corval against various liabilities arising out of performance of its services under the agreement, except for claims arising from or as a result of breach by Corval of the agreement or gross negligence, fraud, or willful misconduct by Corval or its agents.

Corval’s engagement may be terminated by either party at any time, with or without cause, upon written notice to the other party. If the agreement terminates or expires and we subsequently close a Possible Transaction within 12 months of such termination or expiration in which Corval was involved, we will be liable to Corval for success fees under the agreement.  The foregoing description of the agreement does not purport to be complete and is qualified in its entirety by reference to the agreement, which is filed as Exhibit 10.26 to this Annual Report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information included in our 2010 Proxy Statement regarding Directors and Executive Officers including that appearing under the captions “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated by reference in this section.

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

Item 11.	Executive Compensation.

The applicable information appearing in our 2010 Proxy Statement, including that under the captions “Compensation of Non-Employee Directors” and “Executive Compensation,” is incorporated in this section

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The applicable information appearing in our 2010 Proxy Statement, including that under the caption “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information” is incorporated in this section.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The applicable information appearing in our 2010 Proxy Statement, including that under the captions "Corporate Governance," "Audit Committee," "Compensation Committee" and "Nominating Committee" is incorporated in this section.

Item 14.	Principal Accounting Fees and Services.

The information included in our 2010 Proxy Statement under the caption "Relationship with Independent Registered Public Accounting Firm" is incorporated in this section.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements

Report of McGladrey & Pullen, LLP, our Independent Registered Public Accounting Firm
Balance sheets
Statements of operations
Statements of members’ equity
Statements of cash flows
Notes to financial statements

Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

Exhibit Index

Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by East Fork Biodiesel, LLC with the Securities and Exchange Commission, as indicated.  Exhibits marked with a plus (+) are management contracts or compensatory plan contracts or arrangements filed pursuant to Item 601(b)(10)(ii)(A) of Regulation S-K.  All other documents listed are filed with this Annual Report on Form 10-K.

Number	Description

3.1*	Articles of Organization of East Fork Biodiesel, LLC dated January 5, 2006, as amended on January 27, 2006 (Exhibit 3.1 to Form 10-SB12G/A filed on January 29, 2008)

3.2.*	First Amended and Restated Operating Agreement of East Fork Biodiesel, LLC, Effective August 26, 2008 (Exhibit 3.1 to Form 8-K filed on September 2, 2008)

10.1*	Restated Term Loan Agreement by and between Farm Credit Services of America, FLCA and East Fork Biodiesel, LLC dated June 17, 2008 (Exhibit 10.1 to Form 8-K filed on June 23, 2008)

10.2*	Amendment No. 1 to Restated Term Loan Agreement between East Fork Biodiesel, LLC and Farm Credit Services of America, FLCA dated February 20, 2009 (Exhibit 10.1 to Form 8-K filed on February 26, 2009)

10.3*	Administrative Agency Agreement between Farm Credit Services of America, FLCA and East Fork Biodiesel, LLC dated January 30, 2007 (Exhibit 10.2 to Form 10-SB12G filed on January 28, 2008)

10.4*	Construction and Term Loan Supplement between Farm Credit Services of America, FLCA and East Fork Biodiesel, LLC dated January 30, 2007 (Exhibit 10.4 to Form 10-SB12G filed on January 28, 2008)

10.5	Security Agreement by and between Farm Credit Services of America, FLCA and East Fork Biodiesel, LLC dated January 30, 2007

10.6*	Amendment No. 1 to Security Agreement by and between Farm Credit Services of America, FLCA and East Fork Biodiesel, LLC dated June 17, 2008 (Exhibit 10.2 to Form 8-K filed on June 23, 2008)

10.7*	Agreement by and between Farm Credit Services of America, FLCA and East Fork Biodiesel, LLC dated June 17, 2008 (Exhibit 10.3 to Form 8-K filed on June 23, 2008)

10.8*	Amendment No. 1 to Agreement between East Fork Biodiesel, LLC and Farm Credit Services of America, FLCA dated February 20, 2009 (Exhibit 10.2 to Form 8-K filed on February 26, 2009)

10.9*	Management and Operational Services Agreement between Renewable Energy Group, LLC and East Fork Biodiesel, LLC dated September 26, 2006 (Exhibit 10.5 to Form 10-SB12G filed on January 28, 2008)

10.10*
First Amendment to Management and Operational Services Agreement dated December 1, 2007 between Renewable Energy Group, Inc. and East Fork Biodiesel, LLC (Exhibit 10.5.1 to Form 10-SB12G/A filed on March 31, 2008)

Number	Description

10.11*	Design-Build Agreement between East Fork Biodiesel, LLC and REG Construction Services, LLC dated October 10, 2006 (Exhibit 10.6 to Form 10-SB12G filed on January 28, 2008)

10.12*	Change Order dated November 12, 2007 between Renewable Energy Group, Inc. and East Fork Biodiesel, LLC (Exhibit 10.6.1 to Form 10-SB12G/A filed on March 31, 2008)

10.13*
Agreement regarding Payment for Construction by and between East Fork Biodiesel, LLC, Farm Credit Services of America, FLCA, and REG Construction & Technology Group, LLC, formerly known as REG Construction Services, LLC (Exhibit 10.1 to Form 8-K filed on May 2, 2008)

10.14*
Firm Throughput Service Agreement between Northern Natural Gas Company and East Fork Biodiesel, LLC dated September 11, 2006, as amended of even date (Exhibit 10.7 to Form 10-SB12G filed on January 28, 2008)

10.15*+	East Fork Biodiesel, LLC 2007 Unit Appreciation Agreement dated September 17, 2007 (Exhibit 10.8 to Form 10-SB12G filed on January 28, 2008)

10.16*+
Board of Directors Nonqualified Deferred Compensation Plan Adoption Agreement of East Fork Biodiesel, LLC dated September 17, 2007 and Lane & Waterman LLP Prototype Nonqualified Deferred Compensation Plan Basic Plan Document (Exhibit 10.9 to Form 10-SB12G filed on January 28, 2008)

10.17*+	Contract between East Fork Biodiesel, LLC and Allen Kramer dated January 11, 2007 (Exhibit 10.10 to Form 10-SB12G filed on January 28, 2008)

10.18*+	Contract between East Fork Biodiesel, LLC and Dan Muller dated January 11, 2007 (Exhibit 10.11 to Form 10-SB12G filed on January 28, 2008)

10.19*+	Written Description of Compensation Arrangement with Kenneth M. Clark (Exhibit 10.12 to Form 10-SB12G/A filed on March 31, 2008)

10.20*+	Consulting Agreement dated March 26, 2006 between AG Visions, LLC and East Fork Biodiesel, LLC (Exhibit 10.13 to Form 10-SB12G/A filed on March 31, 2008)

10.21*	Put Option Agreement dated December 15, 2006 between Quinn A. Baade, Jeanne M. Baade and East Fork Biodiesel, LLC (Exhibit 10.14 to Form 10-SB12G/A filed on March 31, 2008)

10.22*	Put Option Agreement dated December 15, 2006 between David B. Golwitzer, Karen B. Golwitzer and East Fork Biodiesel, LLC (Exhibit 10.15 to Form 10-SB12G/A filed on March 31, 2008)

10.23*	Option Agreement dated May 3, 2006 between Mark Firstl, Gerdis Oil Company, Inc. and East Fork Biodiesel, LLC (Exhibit 10.16 to Form 10-SB12G/A filed on March 31, 2008)

10.24*+	Management Agreement entered into as of September 8, 2008 by and between Renewable Fuels Management, LLC and East Fork Biodiesel, LLC (Exhibit 10.1 to Form 8-K filed on September 12, 2008)

10.25*	Letter Agreement between William Blair & Company East Fork Biodiesel, LLC dated December 26, 2008 (Exhibit 10.1 to Form 10-Q filed on February 17, 2009)

Number	Description

10.26	Letter Agreement between Corval Group, Inc. and East Fork Biodiesel, LLC dated August 25, 2009

10.27*
Master Contract by and between East Fork Biodiesel, LLC and the Iowa Department of Economic Development, Contract Number: P0606M01004 entered into June 20, 2006, as amended on July 3, 2008 (Exhibit 10.1 to Form 8-K filed on June 1, 2009)

24	Power of Attorney

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST FORK BIODIESEL, LLC

By:	/s/Chris L. Daniel	By:	/s/Jack W. Limbaugh, Jr.
	Chris L. Daniel		Jack W. Limbaugh, Jr.
	Chief Executive Officer		Treasurer
	Date: December 4, 2009		Date: December 4, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities on the 4th day of December 2009.

Signature

/s/Kenneth M. Clark	Director
Kenneth M. Clark

/s/Lennon Brandt	Director
Lennon Brandt

/s/Allen A. Kramer	Director
Allen A. Kramer

/s/Daniel Muller	Director
Daniel Muller

/s/Jack W. Limbaugh, Jr.	Treasurer and Director
Jack W. Limbaugh, Jr.

/s/Michael L. Kohlhaas	Secretary and Director
Michael L. Kohlhaas

/s/James A. Meyer	Chairman and Director
James A. Meyer

/s/Dean Ulrich	Vice President and Director
Dean Ulrich