Form 10-K/A
period 2009-09-30
EAST FORK BIODIESEL, LLC
filed 2010-01-20
CIK 1424804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

to

FORM 10-K/A

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

  Explanatory Note Regarding Amendment No. 1

East Fork Biodiesel, LLC (the "Company") is filing this Amendment No.  1 to its Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (filed December 4, 2009) (the "Original Filing") to provide Part III thereof which was intended to be incorporated from the Company's Definitive Proxy Statement to be filed in January 2010 in connection with the Company's 2010 Annual Meeting.  Also, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, we are including new certifications by the principal executive officer and principal financial officer of the Company, attached hereto as Exhibits 31.1 and 31.2. The remainder of the Original Filing is unchanged and is not reproduced in this Form 10-K/A.

This Form 10-K/A continues to speak as of the date of the Original Filing, and other than with respect to the Part III information described above, does not reflect information obtained after the filing date of the Original Filing and does not modify or update the disclosures in the Original Filing. Accordingly, in conjunction with reading this Form 10-K/A, you should also read all other filings we have made with the Securities and Exchange Commission since the Original Filing.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

PART III

Item 10.         Directors, Executive Officers and Corporate Governance.

Incumbent Directors with Terms Expiring in 2010

Allen A. Kramer, Age 52, Director since 2006

During the past five years, Mr. Kramer has been a self-employed farmer, farming 400 acres in Kossuth County, Iowa, and operated a feeder pig finishing operation. Also, he received his real estate license in May 2006, and since May 2006 he has worked as a real estate agent for Farm & Home Services in Algona, Iowa. Mr. Kramer has been a director since January 26, 2006. He is Chairman of our Audit Committee and is a member of our Nominating Committee.

Dean Ulrich, Age 49, Director since 2006

Beginning in 2005, Mr. Ulrich investigated the acquisition of various businesses, culminating in his purchase of Pixler Electric, a Spencer, Iowa electric contractor in September 2007. He is President of Pixler Electric. From November 1987 until December 2004, Mr. Ulrich was Vice President of Ventura Coastal Corp., a food manufacturer, in Ventura, California, and was responsible for all of its agricultural production, maintenance, personnel, quality control, warehousing, traffic and drawback departments. He has served as a director since January 26, 2006. He is our Non-Employee Vice President. He is a member of our Executive Committee and Hedging Committee.

Incumbent Directors with Terms Expiring in 2011

Lennon Brandt, Age 53, Director since 2006

During the past five years, Mr. Brandt has been a self-employed farmer and President and Treasurer of Lennon Brandt Enterprises, Inc., a farming corporation. Mr. Brandt has served as a director since January 26, 2006. He is a member of our Audit Committee and Nominating Committee.

Kenneth M. Clark, Age 65, Director since 2006

During the past five years, Mr. Clark has owned Clark Farms, Algona, Iowa, and made all management decisions for its grain farming operations in Kossuth County, Iowa, Wayne County, Iowa, Poweshiek County, Iowa, and LaRue County, Kentucky; he has owned and is President of KMC Consultants, Ltd., Algona, Iowa, which advises farmers and assists start-up businesses and operations; has been licensed in Iowa as a real estate agent for farms and farmland and has served as Treasurer of East Fork’s Countryside Community Playhouse. Mr. Clark has served as a director since January 26, 2006. He is our Non-Employee President. He is a member of our Executive Committee and Hedging Committee.

James A. Meyer, Age 74, Director since 2006

Mr. Meyer is and has been owner and operator of the Meyer Farm since March, 1966. Mr. Meyer has served as a director since January 26, 2006. From August 2003 until March 2007, Mr. Meyer served as director of Western Iowa Energy, LLC. He is Chairman of our Board of Directors and Chairman of our Executive Committee.

Incumbent Directors with Terms Expiring in 2012

Michael L. Kohlhaas, Age 56, Director since 2006

Mr. Kohlhaus is and has been the owner and operator of the Mike Kohlhaus Farm since 1973. He has been a director since January 26, 2006. He is our Non-Employee Secretary. He is a member of our Executive Committee.

Jack W. Limbaugh, Jr., Age 52, Director since 2006

During the past five years, Mr. Limbaugh has been the owner and operator of Jack’s O.K. Tire Service in Algona, Iowa. He has been one of our directors since January 26, 2006. He is also a director of Farmer’s State Bank of Algona, Iowa. He is our Non-Employee Treasurer. He is a member of our Executive Committee.

Daniel Muller, Age 50, Director since 2006

Mr. Muller has been a self-employed farmer for 20 years. He has been a director since January 26, 2006. He is Chairman of our Nominating Committee and a member of our Hedging Committee.

Executive Officers

Chris L. Daniel, age 45, our Non-Employee Chief Executive Officer since September 15, 2008

Since 2006 and until joining East Fork, Mr. Daniel served as General Manager of Northern Bio Energy, Huxley, IA, a start-up renewable fuels company focused on establishing facilities and partnerships for biodiesel production. Between 2005 and 2006, he served as General Manager of Western Iowa Energy, Wall Lake, IA, a biodiesel producer. From 1992 through 2005, he served in various capacities with Bandag Inc., Muscatine, IA, a provider of truck tire re-treading materials, including Project Manager of Business Process Redesign from 2002 through 2005. Mr. Daniel works for us as an employee of Renewable Fuels, LLC (Renewable Fuels) under the terms of our 2008 Management Services Agreement (Renewable Fuels Management Agreement) with Renewable Fuels.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors to file with the SEC an initial statement of beneficial ownership of our units on Form 3 and reports of changes in ownership on Form 4 or Form 5. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such forms in our possession, and on written representations from reporting persons, we believe that during 2009 that Jack W. Limbaugh, Jr. had one late filing reporting the ownership of 25 units owned by him.  Other than this exception, we believe that during 2009 all of our executive officers and directors filed the required reports on a timely basis under Section 16(a).

CODE OF ETHICS

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

AUDIT COMMITTEE

As described more fully in our Audit Committee charter, the purpose of the Audit Committee is to assist the Board in its general oversight of East Fork’s financial reporting, internal controls and audit functions. Management is responsible for the preparation, presentation, and integrity of East Fork’s financial statements; accounting and financial reporting principles; internal controls; and procedures designed to reasonably assure compliance with accounting standards, applicable laws and regulations.

Our Audit Committee met five times in 2009. The members of the Audit Committee in 2009 were Michael L. Duffy, chairman of the committee, and Messrs. Brandt and Kramer. In October 2009, Mr. Duffy tendered his resignation as a director, and Mr. Muller was appointed to fill the vacancy. Also, Mr. Kramer was appointed chairman of the committee. None of these directors is an officer of East Fork. The Audit Committee is exempt from the independence listing standards because East Fork’s securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association. Each member of our Audit Committee is independent within the definition of independence provided by NASDAQ and SEC rules.

East Fork does not currently have a member of the Audit Committee who meets the SEC’s qualifications to be an “audit committee financial expert” and who is willing to assume the responsibility for being named as such expert. Since we became a public company subject to the rules of the Securities Exchange Act of 1934, as amended (Exchange Act), we have not been able to attract an Audit Committee financial expert given our financial condition, suspension of directors fees and the limited number of people possessing such qualifications willing to serve on our Board and audit committee of a public company. However, the Board determined that each Audit Committee member has at a minimum sufficient knowledge in reading and understanding East Fork’s financial statements to serve on the Audit Committee. The responsibilities and activities of the Audit Committee are described in detail in “Report of the Audit Committee of the Board of Directors” and the Audit Committee’s charter.

McGladrey & Pullen, LLP, East Fork’s independent registered public accounting firm, is responsible for performing an independent audit of East Fork’s consolidated financial statements in accordance with generally accepted auditing standards and expressing an opinion on the effectiveness of East Fork’s internal control over financial reporting. In accordance with law, the Audit Committee has ultimate authority and responsibility for selecting, compensating, evaluating, and, when appropriate, replacing East Fork’s independent audit firm. The Audit Committee has the authority to engage its own outside advisers, including experts in particular areas of accounting, as it determines appropriate, apart from counsel or advisers hired by management.

Audit Committee members are not professional accountants or auditors, and their functions are not intended to duplicate or to certify the activities of management and the independent audit firm; nor can the Audit Committee certify that the independent audit firm is “independent” under applicable rules. The Audit Committee serves a board-level oversight role, in which it provides advice, counsel, and direction to management and to the auditors on the basis of the information it receives, discussions with management and the auditors and the experience of the Audit Committee’s members in business, financial and accounting matters.

Item 11.	Executive Compensation.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

On November 19, 2007, the Board decided to suspend payment to our directors of fees for Board and committee meetings for the period September 1, 2007 through the present, in light of then existing and our current financial situation. As a result, no director received fees in 2009 for service on the Board or any of its committees.

Prior to such time, non-employee directors received $400 for each Board meeting attended, in person or telephonically, and $40 per hour for meetings of any committee of the Board. Also, we reimburse our directors for their mileage at the standard IRS rate and expenses related to their service as our directors.

The following table summarizes 2009 non-employee director compensation:

Name	Fees Earned or Paid in Cash	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
(1)		(2)
Lennon Brandt	$0	$0	$0	$0
Michael L. Duffy	0	0	0	0
Michael L. Kohlhaas	0	0	0	0
Allen A. Kramer	0	0	0	0
Jack W. Limbaugh, Jr.	0	0	0	0
James A. Meyer	0	0	0	0
Daniel Muller	0	0	0	0
Dean Ulrich	$0	$0	$0	$0

(1)

Includes all non-employee directors who served in 2009, except for Kenneth M. Clark, whose compensation appears in the “Summary Compensation Table” below. Michael Duffy, a former director, resigned from the Board in October 2009. For 2009, no director received compensation.

(2)

No cash compensation for participating directors received during 2009 was deferred under the East Fork Biodiesel, LLC NonQualified Deferred Compensation Plan, a supplemental deferred compensation plan for the benefit of all members of our Board.

2010 Compensation

In light of our current financial situation, we expect no fees will be paid to our directors for Board and committee meetings in 2010. However, if East Fork’s financial situation improves, the directors will be paid for all fees properly earned during this period.

Director Deferred Compensation Plan

In September 2007, East Fork’s Board adopted the East Fork Biodiesel, LLC Non-Qualified Deferred Compensation Plan (the Director Plan). East Fork’s Director Plan is a supplemental deferred compensation plan for the benefit of all members of the Board. Under our Director Plan, participants are permitted to make elective deferrals of all or any portion of their compensation and East Fork may, but is not required to, make discretionary contributions to each participant’s account. All participant deferral and our contributions are credited to individual participant accounts as a bookkeeping entry on the records of East Fork. The participants are further credited with interest earnings on their individual accounts equal to 1% below the national prime rate as reported from time to time in The Wall Street Journal. The participants are 100% immediately vested in their deferral and our contribution accounts.

Benefits under the Director Plan are to be paid upon:

•	separation from service from East Fork;
•	death;
•	disability; or
•	change in control of East Fork due to a change in our ownership, in our effective control or in the ownership of a substantial portion of our assets.

All payments are to be made within 30 days of the occurrence of a designated payment event. Payment is to be made in cash, as elected by the participant, in lump sum or in quarterly installments for a period not to exceed 10 years.

For 2009, no deferrals of compensation were made to the Director Plan.

EXECUTIVE COMPENSATION

Compensation Overview

In September 2008, our Board appointed Chris L. Daniel to serve as our Chief Executive Officer. His responsibilities include, as part of his service as our Chief Executive Officer, providing the strategic direction and overall management of our business, including the management of our relationship with Renewable Energy Group. Renewable Fuels is responsible for all of Mr. Daniel's compensation and benefits under the Renewable Fuels Management Agreement.

East Fork will pay Renewable Fuels a flat fee of $20,000.00 per month to be paid regardless of the gallons of biodiesel produced for the first 12 months of the Renewable Fuels Management Agreement. The fee structure of the Renewable Fuels Management Agreement will be reviewed in 12 months to determine if adjustments are necessary. Subject to meeting certain performance measurements, East Fork will offer, over the course of the Renewable Fuels Management Agreement, up to 2,500 of its membership units to Renewable Fuels through unit purchase options. The purchase price of units to be granted upon achievement of the performance measurements will be issued at a strike price of $600 per unit. The Renewable Fuels Management Agreement has an initial term of two (2) years, subject to earlier termination by a party upon a change of control, bankruptcy or insolvency of or uncured material breach by the other party and by East Fork if Mr. Daniel ceases to be available, fails to perform or East Fork ceases or suspends production of the plant, each as described in the Renewable Fuels Management Agreement. For 2009, Renewable Fuels earned $240,000 in fees.

Kenneth M. Clark, East Fork’s President and one of our directors, was one of our paid non-employee consultants from January 1, 2008 until September 30, 2008, a portion of which he served as our full-time interim general manager. For 2008, East Fork paid KMC Consultants, Ltd. $27,000 in cash compensation for such service. This payment is in accordance with Mr. Clark’s unwritten agreement with East Fork under which the Board authorized payment, on a month-to-month basis, to KMC Consultants, Ltd. for management and coordination services performed by Mr. Clark at the rate of $3,000 per month.

Mr. Clark's service as one of our non-employee consultants ended September 30, 2008. He continues as our non-employee director and President. For 2009, Mr. Clark did not earn any compensation.

In 2009 and 2008, we had no executive officers whose total compensation, as adjusted, exceeded $100,000.

Under our REG Operational Agreement with Renewable Energy Group, we pay Renewable Energy Group for providing us with our general manager and our operations manager at our plant, who are employees of Renewable Energy Group. Since our plant is not operating, we have not requested that Renewable Energy Group provide us with our general manager, as provided under the REG Operational Agreement.

The following table summarizes the 2009 and 2008 compensation of our named executive officers (NEOs):

Name and Principal Position	Year	Salary	Bonus	All Other Compensation(1)	Total

Chris L. Daniel	2009	$0	$0	$0	$0(1)
Chief Executive Officer
	2008	$0	$0	$0	$0

Kenneth M. Clark	2009	$0	$0	$0	$0
President
	2008	$27,000(2)	$0	$0	$27,000

(1)

In September 2008, the Board appointed Mr. Daniel to serve as our Chief Executive Officer. Mr. Daniel is an employee of Renewable Fuels, who is responsible for all of his compensation and benefits. East Fork pays Renewable Fuels a flat fee of $20,000.00 per month (prorated for the first month of the Renewable Fuels Management Agreement) which is paid regardless of the gallons of biodiesel produced for the first 12 months of the Renewable Fuels Management Agreement. For 2009, East Fork paid Renewable Fuels $240,000 in fees. Subject to meeting certain performance measurements, East Fork will offer, over the course of the Renewable Fuels Management Agreement, up to 2,500 of its membership units to Renewable Fuels through unit purchase options. The purchase price of units to be granted upon achievement of the performance measurements will be issued at a strike price of $600 per unit.

(2)

Compensation of $27,000 was earned in 2008 in accordance with Mr. Clark’s unwritten agreement with East Fork under which the Board authorized payment, on a month-to-month basis, to KMC Consultants, Ltd. for management and coordination services performed by Mr. Clark as one of our non-employee consultants from January 1, 2008 until September 30, 2008, a portion of which he served as our interim general manager at the rate of $3,000 per month.

2010 Compensation

For 2010, no executive officer is expected to receive compensation, except East Fork will pay Renewable Fuels for Mr. Daniel's services according to the terms of the Renewable Fuels Management Agreement.

Outstanding Equity Awards at Fiscal Year-end

For 2008, we have no outstanding equity awards for our NEOs. However, subject to meeting certain performance measurements, East Fork will offer, over the course of the Renewable Fuels Management Agreement, up to 2,500 of its membership units to Renewable Fuels, the employer of our Chief Executive Officer, Mr. Daniel, through unit purchase options. The purchase price of units to be granted upon achievement of the performance measurements will be issued at a strike price of $600 per unit.

Unit Appreciation Plan

In September 2007, our Board adopted the East Fork Biodiesel, LLC 2007 Unit Appreciation Plan (the Unit Plan). The Unit Plan allows our Board, through a designated administrative committee of our Board (the Administrative Committee), to award incentive compensation opportunities, namely our unit appreciation rights (Rights), to members of our Board and key employees. The Rights consist of the right of designated participants to receive cash, at certain designated times following an award, equal to the excess of the fair market value of the Rights on the date of the Award over the fair market value of the Rights on the date of valuation or sale. All Rights awarded under our Unit Plan are subject to a 4-year vesting schedule, except that all Rights are immediately 100% vested upon a participant’s:

(a)	death;
(b)	disability;
(c)	change in control of East Fork due to change in ownership, change in effective control of East Fork or change in ownership of a substantial portion of the assets of East Fork; or
(d)	retirement of a participant following 5 years of service and attainment of age 65.

Rights are immediately forfeited, whether vested or unvested, upon the conviction of a felony relating to a participant’s employment with us and are forfeited to the extent a Right is unvested upon termination of employment for cause.

Benefits from the Rights granted under our Unit Plan are to be distributed following the termination date of the Participant in five equal annual installments; provided, however, if a participant elects, the payment can be made in a single lump sum or in equal installments over 5, 10, 15 or 20 years.

If a participant elects to change his payment election, the change must be (a) in writing and filed with the Administrative Committee at least 12 months prior to the date payment will be made to the participant and (b) the payments must be deferred at least five years.

A participant’s account will be immediately distributed in a single lump sum upon the participant’s death, disability, termination for cause or change in control of East Fork. Benefits under our Unit Plan are tied directly to the fair market value of the Rights on the date of the award and the date of payment. Therefore, the level of benefit is contingent on our membership units increasing in value.

For 2009, the Board awarded no units. As of December 31, 2009, there are no awards outstanding.

Benefits

Our NEOs do not receive any health or other insurance, retirement benefits (other than under East Fork’s Director Plan) or any perquisites. Our Chief Executive Officer, Mr. Daniel, is an employee of Renewable Fuels, which is responsible for all of his compensation and benefits.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2009, we know of no person (including any group) who owns beneficially more than 5% of our membership units.

The following table sets forth our membership units beneficially owned as of December 31, 2010 by each of our directors and our named executive officers listed in the Summary Compensation Table, and by all directors and executive officers as a group:

Amount and Nature of
	Name and Address of	Beneficial	Percent of
Title of Class	Beneficial Owner	Owner	Title of Class

Membership Units	Kenneth M. Clark	330 units(1)	* %
c/o East Fork Biodiesel, LLC 2108 – 140th Avenue P.O. Box 21 Algona, IA 50511

Membership Units	Michael L. Kohlhaas c/o East Fork Biodiesel, LLC 2108 – 140th Avenue P.O. Box 21 Algona, IA 50511	30 units	*

Membership Units	Lennon Brandt c/o East Fork Biodiesel, LLC 2108 – 140th Avenue P.O. Box 21 Algona, IA 50511	280 units(2)	*

Membership Units	Allen A. Kramer c/o East Fork Biodiesel, LLC 2108 – 140th Avenue P.O. Box 21 Algona, IA 50511	45 units(3)	*
Membership Units	Jack W. Limbaugh, Jr. c/o East Fork Biodiesel, LLC 2108 – 140th Avenue P.O. Box 21 Algona, IA 50511	85 units(4)	*

Amount and Nature of
	Name and Address of	Beneficial	Percent of Title of Class
Title of Class	Beneficial Owner	Owner

Membership Units	James A. Meyer c/o East Fork Biodiesel, LLC 2108 – 140th Avenue P.O. Box 21 Algona, IA 50511	110 units(1)(5)	*
Membership Units	Daniel Muller c/o East Fork Biodiesel, LLC 2108 – 140th Avenue P.O. Box 21 Algona, IA 50511	300 units(1) (6)	*

Membership Units	Dean Ulrich c/o East Fork Biodiesel, LLC 2108 – 140th Avenue P.O. Box 21 Algona, IA 50511	155 units(7)	*

Membership Units	Chris Daniel c/o East Fork Biodiesel, LLC 2108 – 140th Avenue P.O. Box 21 Algona, IA 50511	-	*

All directors and executive officers as a group:		1,335 units	2.72%

* Less than one percent of the units outstanding.

(1)

The following directors disclaim beneficial ownership of the following units included above: Mr. Clark – 110 units held by his spouse; Mr. Brandt – 30 units held by his spouse; and Mr. Meyer – 20 units held by his spouse.

(2)	Includes 250 units held by Lennon Brandt Enterprises, of which Mr. Brandt is the majority owner and has sole voting and investment power, and 30units held by his spouse.

(3)	Includes 30 units held in joint tenancy with his spouse with respect to which Mr. Kramer has sole voting and investment power.

(4)

Includes 50 units with respect to which Mr. Limbaugh has sole voting and investment power, and 35 units held in joint tenancy with his spouse with respect to which Mr. Limbaugh shares sole voting and investment power.

(5)	Reflects 110 units pledged to United Bank of Iowa.

(6)	Includes 150 units held in joint tenancy with his spouse with respect to which Mr. Muller has sole voting and investment power, all of which are pledged to Iowa State Bank.

(7)	Held in a family trust, of which Mr. Ulrich has sole voting and investment power.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Audit Committee has procedures that apply to any transaction or series of transactions in which East Fork is a participant involving an amount in excess of $120,000, and a related person has a direct or indirect material interest. Under SEC rules, a related person is a director, nominee for director, executive officer, owner of more than 5% of our units or immediate family member of any of the above. On an annual basis, each director, nominee for director and officers are required to complete a Director and Officer Questionnaire that requires disclosure of any transactions with us in which a related person has a direct or indirect material interest. Our general counsel is primarily responsible for the development and implementation of procedures and controls to obtain information from these related persons. The charter of our Audit Committee provides that the Audit Committee is responsible for review, approval or ratification of related-person transactions. Though we have no written policy, it is the practice of our Audit Committee to approve such transactions only if it deems it to be in the best interests of East Fork. When considering a transaction, the Audit Committee will review all relevant factors including our rationale for entering into a related-party transaction, alternatives to the transaction, whether the transaction is on terms at least as fair to East Fork as would be the case were the transaction entered into with a third party and potential for an actual or apparent conflict of interest. The Audit Committee reports its findings to the Board.

For 2008 compensation authorized by the Board to East Fork’s President and director, Kenneth M. Clark, who served as a non-employee consultant and interim general manager, see “Executive Compensation” above.

Director Independence

Each of the following non-employee directors are “independent” directors in accordance with the published listing requirements of the NASDAQ (except that our non-employee directors are filling the four officer positions required by our Operating Agreement) and, in the case of the Audit Committee, the rules of the Securities and Exchange Commission (SEC): Michael L. Kohlhaas, Jack W. Limbaugh, Jr., Daniel Muller, Allen A. Kramer, Dean Ulrich, James A. Meyer, Kenneth M. Clark and Lennon Brandt. East Fork is exempt from the independence listing standards because East Fork’s securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association.

East Fork’s Board met 12 times in 2009. Our Board currently has five committees: Executive Committee, Audit Committee, the Board in its capacity as the Compensation Committee, Hedging Committee and Nominating Committee.

No incumbent director attended fewer than 75% of the aggregate of (1) the total number of meetings of the Board and (2) the total number of meetings held by all committees of the Board on which he served in 2009. All of the incumbent directors attended our March 20, 2009 Annual Meeting. All directors are expected to attend each meeting of East Fork’s Board and the committees on which they serve and are also expected to attend our annual meetings of members.

East Fork maintains a corporate governance page on its website, which includes East Fork’s current Operating Agreement, Code of Ethics and charters for the Audit Committee and Nominating Committee of the Board. The corporate governance page can be found at www.eastforkbiodiesel.com by clicking on “Governance.” The documents noted above will also be provided without charge to any member who requests them by making a written request to East Fork, at the address shown on the cover of this Proxy Statement. Any changes to these documents, and any waivers granted by East Fork with respect to its Code of Ethics, will be posted on East Fork’s website.

East Fork also posts on its website its 2009 Annual Report on Form 10-K, as filed with the SEC. The Annual Report to Members can be found at www.eastforkbiodiesel.com by clicking on “SEC Compliance.” East Fork has furnished a printed copy of the 2009 Annual Report on Form 10-K to each person whose proxy is solicited and to each person representing that, as of the record date of the Annual Meeting, he or she was a beneficial owner of units entitled to be voted at the meeting.

Item 14.    Principal Accounting Fees and Services.

McGladrey & Pullen, LLP was designated by the Audit Committee to audit the consolidated financial statements of East Fork for the years ended September 30, 2008 and 2009. A representative of McGladrey & Pullen, LLP is expected to be present at the annual meeting of members, will have an opportunity to make a statement if he desires to do so and will be available to respond to appropriate questions.

Audit Fees

For 2009 and 2008, McGladrey & Pullen, LLP and its affiliate, RSM McGladrey, Inc. (collectively McGladrey) performed the following professional services and received fees in the amounts indicated:

	2009	2008

Audit Fees(1)	$ 47,500	$ 47,500
Audit-Related(2)	1,375	10,030
Tax	28,782	30,544
All Other	-	-

Total	$ 77,657	$ 88,074

(1)	Audit fees include review of regulatory filings and quarterly financial statements and research and consultation related to such financial statements and to such filings.
(2)	Audit-related fees were paid for assurance and other services reasonably related to the performance of the audit of the financial statements that are not reported under "Audit Fees."

Prior to engagement of our independent registered public accounting firm to perform audit services for East Fork, such firm was pre-approved by the Board, serving as the Audit Committee.

One hundred percent (100%) of all audit services, audit-related services and tax services were pre-approved by our Audit Committee.

The Audit Committee has selected McGladrey as its independent registered public accountants for purposes of auditing the Financial Statements of East Fork for the year ending September 30, 2010.

The Report of the Audit Committee set forth above shall not be deemed to be incorporated by reference into any filing made by East Fork under the Securities Act or Exchange Act, notwithstanding any general statement contained in any such filing incorporating this Proxy Statement by reference, except to the extent we incorporate such Report by specific reference. This Report shall not be deemed to be filed under either the Securities Act or the Exchange Act.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K/A.

Exhibit Index

Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST FORK BIODIESEL, LLC

By:	/s/Chris L. Daniel
Chris L. Daniel
Chief Executive Officer
Date: January 19, 2010