Form 10-Q
period 2009-12-31
EAST FORK BIODIESEL, LLC
filed 2010-02-16
CIK 1424804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2009

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

As of December 31, 2009, there were 49,159 limited liability company membership units issued and outstanding.

i

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Quarterly Report on Form 10-Q contains information that may be deemed forward-looking that is based largely on our current expectations and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Such risks, trends and other uncertainties, which in some instances are beyond our control, include: the impact and duration of the current recession, the distressed economic environment of the biodiesel industry, continuing credit crunch; our inability to secure replacement financing for our indebtedness under our restated term loan agreement, our inability to obtain working capital and capital improvement financing resulting in continued idling of our plant, our inability to generate cash liquidity from operations sufficient to service our significant debt levels and comply with our financial obligations under our restated term loan agreement, our ability to repay our principal and interest obligations and avoid foreclosure of the mortgage and security interest on our real estate, plant and equipment under our restated term loan agreement, changes in interest rates, prices of or demand for diesel fuel, refined soybean oil and other commodity prices, energy costs, shipping costs, available production and management personnel, changes or elimination of government subsidiaries or incentives, loss of exports due to the European Commission’s imposition of duties on imports of United States biodiesel, legislative and regulatory developments, including additional duties or tariffs on United States biodiesel, and other results of operations or financial conditions. Any statements that are not statements of historical fact (including statements containing the words “may,” “will,” “would,” “could,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “projects,” “considers” and similar expressions) generally should be considered forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this Form 10-Q. We do not publicly undertake to update or revise our forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Unaudited Balance Sheets

	December 31,	September 30,
Assets (Note 2)	2009	2009
Current Assets:
Cash and cash equivalents	$ 906,709	$ 1,281,250
Restricted cash with lender (Note 2)	-	265,910
Inventory	70,300	70,300
Prepaid expenses	223,986	50,133
Total current assets	1,200,995	1,667,593

Property and Equipment:
Land	539,291	539,291
Plant and processing equipment	59,317,164	59,317,164
Office building, furniture and fixtures	489,154	489,154
	60,345,609	60,345,609
Accumulated depreciation including impairment charge	36,122,270	35,645,609
	24,223,339	24,700,000

Other Assets:
Restricted cash in escrow	518,789	518,789
Deferred financing costs, net of accumulated amortization	51,549	-
	570,338	518,789
	$ 25,994,672	$ 26,886,382

Liabilities and Members' Equity
Current Liabilities:
Current maturities of long-term debt (Note 2)	$ 24,528,889	$ 24,800,000
Accounts payable and accrued expenses	332,611	68,193

Accrued interest payable	1,027,800	524,300
Total current liabilities	25,889,300	25,392,493

Commitments (Notes 4, 5 and 6)

Members' Equity:
Member contributions, net of issuance costs, units outstanding
December 31, 2009 and September 30, 2009 49,159	44,115,810	44,115,810
Deficit accumulated during the development stage	(44,010,438)	(42,621,921)
	105,372	1,493,889
	$ 25,994,672	$ 26,886,382

The accompanying Notes are an integral part of the Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Unaudited Statements of Operations

			January 5, 2006
	Three Months Ended		(Date of
	December 31,	December 31,	Inception) to
	2009	2008	December 31, 2009
Revenues:
Sales (Note 5)	$ 1,532	$ -	$ 3,652,783
Federal incentives	-	-	994,804
Rental Income	-	-	82,830
	1,532	-	4,730,417

Expenses:
Cost of sales, including plant operating expenses	541,879	1,101,004	12,081,004
Impairment of plant and processing equipment	-	-	29,364,430
Loss on sale contract	-	-	158,000
Loss on derivative instruments	-	-	843,696
Consulting fees (Note 4)	-	-	284,359
General and administrative	339,593	481,035	4,035,665
	881,472	1,582,039	46,767,154

Loss before other income (expense)	(879,940)	(1,582,039)	(42,036,737)

Other income (expense):
Grants and other income	395	4,546	93,748
Interest income	4,357	1,462	1,318,818
Interest expense	(513,329)	(327,952)	(3,386,267)
	(508,577)	(321,944)	(1,973,701)
Net (loss)	$ (1,388,517)	$ (1,903,983)	$ (44,010,438)

Weighted average basic and diluted units outstanding	49,159	49,159	42,256

Net income (loss) per unit - basic and diluted	$ (28.25)	$ (38.73)	$ (1,041.52)

The accompanying Notes are an integral part of the Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Unaudited Statements of Cash Flows			January 5, 2006
	Year Ended		(Date of
	December 31,	December 31,	Inception) to
	2009	2008	December 31, 2009
Cash Flows from Operating Activities:
Net (loss)	$ (1,388,517)	$ (1,903,983)	$ (44,010,438)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	476,661	972,438	6,803,348
Amortization	-	11,574	366,371
Impairment of plant and processing equipment	-	-	29,364,430
Member units earned for consulting services	-	-	50,000
Changes in working capital components:
(Increase) decrease in receivables	-	12,560	-
(Increase) decrease in inventories	-	13,119	(70,300)
(Increase) decrease in prepaid expenses	(173,853)	(141,500)	(223,986)
Increase in accounts payable and accrued expenses	767,918	31,785	1,360,411
Net cash (used in) operating activities	(317,791)	(1,004,007)	(6,360,164)

Cash Flows from Investing Activities:
Purchase and construction of property and equipment,
net of sales tax refund	-	-	(58,363,351)
(Increase) decrease in restricted cash with lender	265,910	-	-
(Increase) decrease in restricted cash in escrow, net	-	33,800	(518,789)
Net cash provided by (used in) investing activities	265,910	33,800	(58,882,140)

Cash Flows from Financing Activities:
Issuance of membership units	-	-	42,281,166
Collection of membership unit subscription receivable	-	-	156,267
Payments of offering costs	-	-	(371,623)
Payments of financing costs	(51,549)	-	(445,686)
Payments of long-term debt	(271,111)	(15,000)	(371,111)
Proceeds from long-term borrowings	-	3,250,000	24,900,000
Net cash provided by (used in) financing activities	(322,660)	3,235,000	66,149,013

Net increase (decrease) in cash and cash equivalents	(374,541)	2,264,793	906,709

Cash and cash equivalents:
Beginning	1,281,250	124,073	1,281,250
Ending	$ 906,709	$ 2,388,866	$ 2,187,959

Supplemental Disclosure of Cash Flow Information,
cash payments for interest, net of amount capitalized	$ 8,929	$ 321,640	$ 1,991,196

The accompanying Notes are an integral part of the Financial Statements.

East Fork Biodiesel, LLC

(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1.	Nature of Business, Basis of Presentation and Significant Accounting Policies

Nature of business:

East Fork Biodiesel, LLC (the Company), located in Algona, Iowa, was formed on January 5, 2006 to pool investors to build a 60 million gallon annual production biodiesel manufacturing plant. The Company is in the development stage with its efforts being principally devoted to organizational, equity-raising activities and construction of the biodiesel plant. The plant was substantially complete and started production on December 5, 2007 to verify the production capabilities of the plant. In December the plant produced approximately 1.1 million gallons of biodiesel and then shut down due to the current adverse market conditions. (See Note 6)

Basis of presentation:

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2009 included in the Company’s Annual Report on Form 10-K. In the opinion of the Company’s management, the interim financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the Company’s results of operations, financial position and cash flows. The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

Receivables are considered past due based upon payment terms set forth at the date of the related sale. There are no outstanding receivables as of December 31, 2009.

Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following as of December 31, 2009 and September 30, 2009:

	December 31,	September 30,
	2009	2009

Raw material	$ 70,300	$ 70,300
Finished goods	-	-
	$ 70,300	$ 70,300

Property and equipment: Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years

Plant and process equipment	15 - 20
Office building	20
Office equipment	3 - 7
Other equipment	3 - 7

Maintenance and repairs are expensed as incurred and major improvements and betterments are capitalized. As of December 31, 2009, the Company has capitalized $345,416 of interest and financing costs in property and equipment.

Asset impairment: The Company evaluates the appropriateness of the carrying amounts of its long-lived assets at least annually, or more frequently whenever indicators of impairment are deemed to exist. In accordance with Company policies, management previously had evaluated the plant for possible impairment based on projected future cash flows from operations assuming that the Company would be able to obtain a working capital loan and commence operations. Based on developments with the Company’s current lender and the Company’s inability to find alternative sources for its required working capital, management determined that an impairment existed and recorded an impairment charge of $29,364,430 during the year ended September 30, 2009.

East Fork Biodiesel, LLC

(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1.	Nature of Business, Basis of Presentation and Significant Accounting Policies (Continued)

Restricted cash in escrow: As of December 31, 2009 the Company had an agreement with a natural gas company that requires a restricted escrow balance of $518,789 consisting of a $45,589 deposit and $473,200 to cover storage transportation and/or construction of the town border station. Under the terms of the agreement the escrow will be released annually beginning on October 1, 2008 at the discretion of the natural gas company but no less than 1/15 of the original deposit of $507,000 to cover storage transportation and/or construction of the town border station. The requested October 1, 2009 escrow release was received subsequent to December 31, 2009.

Deferred financing costs: Expenditures directly related to securing long-term financing are recorded as a deferred cost on the balance sheet. These costs are being amortized using the effective interest method over the term of the Company’s Restated Term Loan Agreement discussed in Note 2. As a result of the Company’s default under its Restated Term Loan Agreement, the lender has terminated any commitment to the Company and accelerated the due date of the unpaid principal balance outstanding. The remaining $134,086 of deferred financing costs was included in interest expense for the year ended September 30, 2009. During the three month period ending December 31, 2009 the Company incurred deferred financing costs of $51,549 relating to a proposed private placement of Convertible Subordinated Unsecured Notes.

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

Although the Company believes its derivative positions are economic hedges, none have been designated as hedges for accounting purposes. Therefore, derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in the statement of operations. Due to the current plant shutdown, the Company has not had any open positions since 2008. The Company recognized a net loss of $843,696 during the period of inception to December 31, 2009.

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

Fair value of financial instruments: The estimated fair value of financial instruments was determined by reference to various market data and other valuation techniques as appropriate. The carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued expenses approximate fair value because of the short maturity of these financial instruments. The carrying value of the debt also approximates fair value as the interest rate reprices when market interest rates change.

Note 2.	Long-Term Debt

On January 30, 2007, the Company entered into a $36,500,000 Master Loan Agreement (credit agreement) which consisted of a $12,000,000 revolving-term loan and a $24,500,000 construction-term loan that was used for working capital and to complete the biodiesel project. The construction-term loan consisted of two phases: a “start-up phase” during which the Company made periodic requests for fund advances to meet construction obligations and at the completion of construction and payment of construction costs, a "term loan phase" in which the loan converted to a “senior debt instrument”. The construction loan was secured by substantially all of the Company’s real property, equipment, fixtures, furniture and articles of tangible personal property (except inventory and supplies) and was payable in quarterly installments of $912,500 beginning on May 20, 2008. The credit agreement provided for a special annual payment equal to 75% of “free cash flow” as defined in the agreement, limited to a total payment $2,000,000 annually.

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

On February 20, 2009, the Company was granted a payment deferral until May 20, 2009 of its $912,500 quarterly principal payment due February 20, 2009. As part of the Restated Term Loan Agreement, the Company deposited $460,000 with the agent for the lender to be used for monthly interest and other fees due the lender. In December 2009, $256,111 was withdrawn by the lender and applied as a principal payment on the loan. As of December 31, 2009, the balance in this account was zero.

On May 20, 2009 the Company had a scheduled principal payment due of $1,825,000. This payment was not made as the Company did not have sufficient unrestricted cash. On May 26, 2009, the lender has declared the Company in default and on June 22, 2009 the lender initiated foreclosure proceedings against the Company’s plant, equipment, fixtures and real property.

As a result of the default, the lender increased the interest rate on the borrowings by 4.0%, effective May 21, 2009. As of December 31, 2009, $24,000,000 of the borrowings were at the LIBOR option of 7.625% and $243,889 of the borrowings were at the Agent Base Rate option of 8.50%.

As of December 31, 2009, $24,243,889 was outstanding under the Restated Term Loan Agreement.

In June 2006, the Company entered into a financial assistance contract with the Iowa Department of Economic Development whereby the Company was awarded a $100,000 forgivable loan and a $300,000 non-interest bearing loan. The Company is obligated to create 36 full-time equivalent jobs, with 30 of the created jobs having starting wages, including benefits, that meet or exceed $16.09 per hour with an average rate per hour including benefits of $19.47. The Company was also required to execute promissory notes which outline the repayment obligations and terms and conditions of each loan. As of December 31, 2009, $285,000 was outstanding. The agreement provides for a monthly principal payment of $5,000 per month. The occurrence of a default under the Restated Term Loan Agreement also constitutes an event of default under the contract which would allow IDED, at its option, to provide a notice of default which among other things would result in the amount being immediately due and payable and impose a 6% annual default interest rate.

Note 3.	Related Party Transactions

The Company paid a consulting company owned by a member for project coordination, administration and consulting services, under the terms of an unwritten, month-to-month consulting arrangement. The member is also the President, former Chairman and current member of the Board of Directors. From inception through December 31, 2009, the Company incurred consulting charges of approximately $99,300 under this agreement. For the three month periods ended December 31, 2009 and 2008 no costs were incurred under the agreement.

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

On August 25, 2009 as amended on January 7, 2010, the Company entered into an agreement with Corval Group, Inc. to provide advisory and consulting services in connection with the restructuring of the Company. The agreement automatically renews for successive one-month terms until one of the parties provides the other with a notice of termination. If the Company is successful in raising the new capital discussed in Note 6, upon closing of the offering, Corval shall receive the following; (1) a success fee of $750,000 less Corval’s monthly fees paid by the Company; (2) 2,458 membership units from the Company; and (3) for each of the first five years following completion of the plant improvements and commencement of production, Corval will receive payments equal to 1% of the net income, to be computed and payable annually.

East Fork Biodiesel, LLC

(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 5.	Major Customer

On September 26, 2006, the Company entered into a Management and Operational Services Agreement with Renewable Energy Group, LLC. Under the agreement Renewable Energy Group will place the Company’s general and operations managers, acquire feedstocks and basic chemicals necessary for the operation of the facility, and perform the administrative, sales and marketing functions for the Company. In exchange for these services, the Company has agreed to pay Renewable Energy Group a flat monthly fee ("flat fee") and a per-gallon rate fee ("rate fee"). For the first month in which the Company’s biodiesel is produced and sold, and for six months thereafter (the "initial period"), it will pay a flat fee of $112,500, plus a $0.0175 rate fee for each gallon of biodiesel produced. For the first month after the initial period the Company will pay a flat fee of $172,500, plus a $0.0175 rate fee for each gallon of biodiesel produced. The flat fee and rate fee are adjusted beginning in the month following the first anniversary of the Company’s producing biodiesel for sale and annually for such month thereafter according to a complex formula based on movement in the Consumer Price Index for All-Urban Consumers, U.S. City Average, All Items, published by the United States Department of Labor. In addition to the flat fee and monthly fee, the Management Agreement also provides for the payment to Renewable Energy Group of a yearly bonus equal to 6% of the Company’s net income. The agreement has an initial term ending December 31, 2010 and it will continue thereafter unless either party gives written notice to the other of a proposed termination date at least 12 months in advance of the proposed termination date. On December 1, 2007, the Company and REG amended the Management Agreement to reduce the monthly fee to the amount of the compensation costs (including benefits) of the Company’s General Manager and Operations Manager while its plant is idle. Expense incurred under the agreement for the three month periods ended December 31, 2009 and 2008 were none and $22,409, respectively. Expense incurred under the agreement from inception through December 31, 2009 were $167,687. Sales of biodiesel and glycerin to REG since inception were $3,651,251. There was no accounts receivable due from REG as of December 31, 2009.

The Company has given notice to terminate the agreement effective December 31, 2010. On January 11, 2010 the Company received a response from REG disputing the validity of the termination notice. REG contends that the agreement cannot be terminated until a period of 3 years after initial production commences which, based on REG’s interpretation, has not yet occurred. The Company plans to negotiate and, if necessary, to litigate with REG to resolve the differences; however, the Company cannot predict the outcome of these efforts.

East Fork Biodiesel, LLC

(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 6.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through December 31, 2009, the Company was in the development stage, has undertaken significant borrowings to finance the construction of its biodiesel plant and has experienced a significant increase in the cost of soybean oil which is currently the primary ingredient in the Company’s planned production of biodiesel. As a result of the high cost of soybean oil the Company suspended plant operations in December 2007 after initial testing and production start-up. The Company has not been able to obtain working capital funds to start-up the plant and operate profitably. On May 26, 2009, the lender’s agent declared the Company in default and on June 22, 2009 the lender initiated foreclosure proceedings against the Company’s plant, equipment, fixtures and real property.

To address the Company’s liquidity challenge, the Company is conducting a private offering of subordinated unsecured notes convertible into our membership units (convertible debt) to obtain additional capital. The convertible debt will not be registered under the Securities Act of 1933, as amended (the Securities Act) and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The offering is being made to accredited investors, as defined in Regulation D of the Securities Act, including our existing members who qualify. The net proceeds from the offering, depending upon whether a sufficient amount is subscribed, will be used to make plant modifications for pretreatment, as well as for working capital, to service our debt and pay our interim operating expenses. The offering is for a minimum principal amount of $17,000,000 and a maximum of $27,500,000 of the convertible debt, which upon conversion could result in the issuance of approximately 290,000 to 470,000 additional units. The Company cannot predict the outcome of the offering.

Note 7.	Subsequent Events

On January 7, 2010, Farm Credit filed a motion for summary judgment against the Company and the court has scheduled that motion for hearing on February 16, 2010. Accordingly, entry of judgment against the Company may occur as early as February 16, 2010 with resulting sheriff's sale of the mortgaged property occurring within the next approximately 45 days thereafter. The Company may need to consider filing bankruptcy reorganization proceedings in order to delay the foreclosure proceedings. However, the Company expects that Farm Credit may seek early relief from any bankruptcy stay alleging that the Company has no equity in the mortgaged property and no reasonable prospects of reorganization. Whether or not there is a bankruptcy filing, once the mortgaged property goes to sheriff's sale, the Company will have a one-year period after the sale within which to redeem the property from the sale by repaying the amount bid at the sheriff's sale plus accrued interest.

The Company has performed an evaluation of subsequent events through February 16, 2010, which is the date the financial statements were issued. No events have occurred subsequent to December 31, 2009 that require additional disclosure or recognition in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Unless otherwise indicated in this report or the context otherwise requires, all references in this report to "East Fork Biodiesel, LLC", "East Fork Biodiesel", "East Fork", "the Company", "we", "us" and "our" refer to East Fork Biodiesel, LLC. References to 2010, 2009, 2008 and the like refer to the fiscal year ended September 30th.

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

Due to our continued inability to secure the working capital required to conduct normal operations at our plant, our plant remains idle. As indicated in our financial statements, exclusive of the sale of the product produced during our testing phase, we have not had revenues from operations from our inception in January 2006 through December 31, 2009. See Item 1, “Financial Statements”, above.

Although we would have been able to operate at positive margins throughout several months of 2008 and 2009 if operating capital had been available to us, we would have been unable to operate the plant profitably given the specific market conditions present in mid-January 2010.

Our independent registered public accounting firm has raised doubts about our ability to continue as a going concern. See “Financial Statements” in Item 1, Note 6, above.

Debt and Liquidity

On May 20, 2009 we had a scheduled principal payment of $1,825,000 due to our lender, Farm Credit. We did not make this payment because we did not have sufficient unrestricted cash. On May 26, 2009, Farm Credit’s agent, CoBank, ACB (CoBank) declared us in default, terminated any commitment to us and accelerated the amounts owned under our $24,500,000 Restated Term Loan Agreement. On June 22, 2009 Farm Credit initiated foreclosure proceedings against our plant, equipment, fixtures and real property. As a result of the default, Farm Credit increased the interest rate on the borrowings by 4.0%, effective May 21, 2009. Effective May 21, 2009, we are being charged interest of 7.6250% on $24,000,000 of the loan balance and 8.50% on the remaining loan balance of $500,000, which was reduced to $243,889 in December 2009 by application of our escrow funds.

At September 30, 2009, CoBank held $265,910 of our funds in an escrow account to be used for monthly interest and other fees due Farm Credit. Beginning May 21, 2009, CoBank has been accruing interest under our Restated Term Loan Agreement at the rate of $5,201.38 per day. As our interest comes due and is billed each month, CoBank withdraws the amount from the escrow. At December 31, 2009, we had $1,027,800 in accrued interest not yet withdrawn. In addition, in December 2009, $256,111 was withdrawn by CoBank and applied as a principal payment on the loan, closing the escrow account.

As a result of the escrow payment, as of December 31, 2009, $24,243,889 was outstanding under the Restated Term Loan Agreement.

As of December 31, 2009, we had an agreement with a natural gas company that requires a restricted escrow balance of $518,789 consisting of a $45,589 deposit and $473,200 to cover storage transportation and/or construction of the town border station. Under the terms of the agreement the escrow will be released annually beginning October 1, 2008 at the discretion of the natural gas company but no less than 1/15 of the original deposit of $507,000 to cover storage transportation and/or construction of the town border station. The requested October 1, 2009 escrow release was received subsequent to December 31, 2009.

Impairment of Long-Lived Assets

We evaluate the appropriateness of the carrying amounts of our long-lived assets at least annually, or more frequently whenever indicators of impairment are deemed to exist. In accordance with our policies, we previously had evaluated the plant for possible impairment based on projected future cash flows from operations assuming that the we would be able to obtain a working capital loan and commence operations. However, based on developments with Farm Credit and our inability to find alternative sources for our required working capital, we determined that an impairment existed and recorded impairment charges of $29,364,430 during the year ended September 30, 2009.

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

Results for Three Months Ended December 31, 2009

We have incurred an accumulated net loss of $44,010,438 from our inception in January 2006 through December 31, 2009. For the three months ended December 31, 2009 and 2008, our net loss was $1,388,517 and $1,903,983, respectively. The reasons for our continuing loss during this quarter include:

•

We had only $1,532 in revenues from the sale of our soybean crop for the three months ended December 31, 2009. We had no revenues from sales of biodiesel and related federal incentives for the three months ended December 31, 2009 and 2008 due to the continued idling of our plant.

•

In December 2007, construction of our plant was completed and as a result we started to depreciate the assets and discontinued the capitalization of the construction period interest expense. Prior to plant completion, we capitalized interest incurred as part of the construction costs. Depreciation and interest expense for the three months ended December 31, 2009 were $476,661 and $513,329, respectively. Depreciation and interest expense for the three months ended December 31, 2008 were $972,438 and $327,952, respectively. The increase in interest expense between the two periods is primarily due to our higher average borrowings and Farm Credit’s imposition of default interest on May 21, 2009. The reduction in the depreciation expense was the result of the reduction in the net book value of our fixed asset due to the previously discussed impairment charges.

•

General and administration expenses for the three months ended December 31, 2009 and December 31, 2008 were $339,593 and $481,035, respectively. These expenses primarily consisted of professional fees incurred in connection with our SEC compliance matters, fees paid for exploring alternatives for the Company, foreclosure proceedings, ongoing bank and strategic negotiations, payroll and insurance.

Product and Production Input Pricing

The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 75% to 90% of the overall cost of producing biodiesel. As a result, increased prices for feedstock greatly impact the biodiesel industry. Soybean oil is the most abundant oil feedstock available in the United States. The 20-year average price for soybean oil is approximately $0.24 per pound. Prices for feedstock have been quite volatile – most notable is soybean oil and methanol (which is used to a much lesser degree than soybean oil). Between January 2008 and January 2010, soybean oil has traded in a range of less than $0.30 to over $0.65 per pound delivered to Algona. As of January 2010, refined soybean oil delivered to Algona is priced near $0.37 per pound, based on market pricing as reported in the The Jacobsen®.

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

Between January 2008 and January 2010, methanol pricing has ranged from $0.80 per gallon to $2.70 per gallon delivered to Algona.  As of January 2010, the price of methanol delivered to Algona was $1.25 per gallon.  The market price for B100 biodiesel has been equally volatile: since January 2008, the Upper Midwest market price for biodiesel has ranged from approximately $2.90 per gallon to a July 2008 spike near $5.20 per gallon -- approximately an 80% price variation.  These prices for biodiesel reflect the $1.00 federal tax credit per gallon of pure biodiesel or B100, which expired on December 31, 2009 (See Biodiesel Blenders' Tax Credit below).  The Upper Midwest B100 pricing as of January 2010 approached $3.35 per gallon, on average, according to The Jacobsen®.

We produce about approximately nine-tenths ofone pound of glycerin for each gallon of biodiesel. From January 2008 to January 2010, crude glycerin pricing has ranged from approximately $0.04 to $0.45 per pound. As of January 2010, the price of crude glycerin was reported to be selling at $0.05 per pound, shipped FOB from our plant. Our soy oil-based glycerin commands a higher price than glycerin generated by animal fat. The market conditions, as reported by The Jacobsen®, as of January 2010 would not allow us to operate the plant profitably with an input of 100% refined soybean oil. We cannot predict the duration of these conditions. This situation is reflected by the overall reduction of biodiesel production to near 2006 levels.

A significant negative impact on United States biodiesel producers has been the imposition of substantial duties by the European Union on the import of biodiesel originated in the United States to European Union members. On July 7, 2009, the European Union announced that these duties will be extended for the next five years.

Renewable Fuels Program

In May 2009, the Environmental Protection Agency released its analysis of the renewable fuel standard enacted by the Energy Independence and Security Act of 2007 ("Energy Act"), as part of a proposed rule subject to public comment and further refinement. That standard required that biodiesel reduce greenhouse gas emissions by 40% to 50% when compared to conventional diesel in order to count toward the 2007 Energy Act’s mandate. Initially, the EPA’s analysis indicated that soy-based biodiesel failed to meet targets for reducing greenhouse gas emissions, and found that soy-based biodiesel reduces greenhouse gas emissions by just 22% compared to petroleum diesel.  The EPA’s findings were questioned by the biodiesel and soybean industries and others.  On February 3, 2010, the EPA released the Renewable Fuel Standard Program ("RFS2") final rule, requiring biodiesel to reduce greenhouse gas emissions by 50% compared to conventional diesel, and stated that it had recalculated biodiesel's effect on greenhouse gas emissions. Recalculation under a different formula found that biodiesel reduces such emissions by at least 50% compared to petroleum diesel. As a result, biodiesel will count toward the 2007 Energy Act's biofuels mandate.

The Energy Act requires 1.15 billion gallons of biodiesel to displace petroleum fuel in 2010, increasing each year until reaching 36 billion gallons of renewable fuels by 2022. The Energy Act requires the EPA to determine annual volumes of biomass-based diesel fuel required under the renewable fuel standard. Recently, the EPA expanded the annual biodiesel mandate from 1.11 billion gallons in 2009 to 1.15 billion gallons in 2010.

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

We are currently unable to operate the plant given our inability to obtain working capital financing. Based upon January 2010 commodity prices, we estimate the need for $20,000,000 in working capital financing to operate the plant at full capacity using refined soybean oil.

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

As noted above, on February 20, 2009, Farm Credit granted us a payment deferral until May 20, 2009 of our $912,500 quarterly principal payment due February 20, 2009. As part of the agreement, we deposited $460,000 with CoBank to be used for monthly interest and other fees due under the Restated Term Loan Agreement. As of December 31, 2009, all funds in this account had been expended.

Beginning May 21, 2009,  CoBank has been accruing interest under  our Restated Term Loan Agreement at the rate of $5,201.38 per day. As our interest and fees come due and are billed each month, CoBank withdraws the amount from the escrow. At December 31, 2009 we had $1,027,800 in accrued interest not yet billed.

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

As of December 31, 2009, $24,243,889 was outstanding under the Restated Term Loan Agreement.

We record expenditures directly related to securing long-term financing as a deferred cost on our balance sheet. These costs were being amortized using the effective interest method over the term of our Restated Term Loan Agreement. During the year ended September 30, 2008 and the period from inception to September 30, 2009, we amortized $11,266 and $27,766 respectively of these costs to construction in progress. No amounts were amortized to construction in progress during the quarter ended December 31, 2009. As a result of our default under our Restated Term Loan Agreement, Farm Credit has terminated any commitment to us and accelerated the due date of the unpaid principal balance outstanding. We included the remaining $134,086 of deferred financing costs in interest expense for the year ended September 30, 2009.

Available Cash and Cash Requirements

Our February 2009 payment deferral agreement required us to make a principal payment in the amount of $1,825,000 on May 20, 2009. On May 20th we had unrestricted cash of approximately $1,710,000, and did not make our $1,825,000 payment to Farm Credit due on that date because we did not have adequate funds.As of December 31, 2009, we had current assets of $1,200,995. We have drawn all available amounts under our Restated Term Loan Agreement. As of January 31, 2010, we had $584,191 in unrestricted cash.

Default Under Restated Term Loan Agreement

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

On May 27, 2009, we were notified by CoBank that it had imposed, effective May 21, 2009, a default rate of interest, being 4% in excess of the rate(s) of interest that would otherwise apply, from time to time, on the $24,500,000 loan balance, as permitted by the Restated Term Loan Agreement. Prior to CoBank’s declaration of default, interest on $24,000,000 of the loan balance accrued at an annual fixed rate equal to LIBOR at the date selected, plus 3.25%, and interest on the remaining $500,000 of the loan balance accrued at a variable interest rate equal to the rate established by

CoBank, plus three-quarters of one percent (0.75%) per annum. As of December 31, 2009, $24,000,000 of the borrowings were at the LIBOR option of 7.625% and $243,889 of the borrowings were at the Agent Base Rate option of 8.50%.

As of December 31, 2009, $24,243,889 was outstanding under the Restated Term Loan Agreement.

As noted above, at September 30, 2009, CoBank held $265,910 of our funds in an escrow account. As our interest and fees comes due and are billed each month, CoBank withdraws the amount from the escrow. In December 2009, $256,111 was withdrawn by the lender and applied as a principal payment on the loan, closing the escrow account.

State of Iowa Loans

As noted above, our Master Contract Agreement with the IDED provided us with two funding sources and benefits, the VAAPFAP Funding Agreement and the EZ Funding Agreement. Under the VAAPFAP Funding Agreement, we were awarded a $100,000 forgivable loan to be forgiven over 36 months and a $300,000 non-interest bearing loan. As of December 31, 2009, $285,000 was outstanding on the loans. The agreement provides for a monthly principal payment of $5,000 per month. The occurrence of a default under the Restated Term Loan Agreement also constitutes an event of default under the VAAPFAP Funding Agreement which would allow IDED, at its option, to provide a notice of default, which among other things, would result in the full amount being immediately due and payable (including the $100,000 forgivable loan) and impose a 6% annual default interest rate.

The primary benefit under the EZ Funding Agreement is investment tax credits. The investment tax credits total $5.2 million and are claimed by our members over a five-year period beginning July 1, 2007 in the amount of $1,041,000 each December 31st. The annual credits were included on members’ Schedule K-1 (Partner’s Share of Income, Deductions, Credits, etc.) for calendar years 2007, 2008 and 2009. In addition, under the EZ Funding Agreement, we were entitled to receive certain enterprise zone benefits, including value-added property tax exemption and a refund in the amount of $851,214 of Iowa sales, and use taxes paid to contractors, subcontractors and suppliers.

Under the VAAPFAP Funding Agreement and the EZ Funding Agreement, we were obligated to create 36 full-time equivalent jobs, with 30 of the created jobs having starting wages, including benefits, that meet or exceed $16.09 per hour with an average rate per hour including benefits of $19.47. Under the VAAPFAP Funding Agreement, such job creation was required to be complete by July 31, 2009; under the EZ Funding Agreement, such job creation is required to be complete by July 31, 2010. Accordingly, as of December 31, 2009, we were not in compliance with these job creation requirements with respect to the VAAPFAP Funding Agreement. The loans made pursuant to the VAAPFAP Funding Agreement are in default and could, at the option of the IDED, become immediately due and payable.

Further, if we fail to meet the job creation requirements by July 31, 2010, then, under the EZ Funding Agreement, we may be obligated to repay any benefits it has received and the State of Iowa may recapture the tax credits that have been passed through to our members. Such recapture may result in additional Iowa income tax for the calendar years 2007, 2008 and 2009.

Foreclosure Proceedings

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

On January 7, 2010, Farm Credit filed a motion for summary judgment in the case and the court has scheduled that motion for hearing on February 16, 2010. Accordingly, entry of judgment against us may occur as early as February 16, 2010 with resulting sheriff's sale of the mortgaged property occurring within the next approximately 45 days thereafter. We may need to consider filing bankruptcy reorganization proceedings in order to delay the foreclosure proceedings. However, we expect that Farm Credit may seek early relief from any bankruptcy stay alleging that we have no equity in the mortgaged property and no reasonable prospects of reorganization. Whether or not there is a bankruptcy filing, once the mortgaged property goes to sheriff's sale, we will have a one-year period after the sale within which to redeem the property from the sale by repaying the amount bid at the sheriff's sale plus accrued interest.

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

Biodiesel Blenders’ Tax Credit

On December 31, 2009, the federal biodiesel blenders’ tax credit expired.  The blenders’ tax credit provides a $1.00 tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum based diesel fuel. The biodiesel industry has been substantially aided by this federal tax incentive. Because biodiesel has historically been more expensive to produce than diesel fuel, the biodiesel industry has depended on governmental incentives that have effectively brought the price of biodiesel more in line with the price of diesel fuel to the end user. Although efforts are underway in the U.S. Congress to restore the blenders’ tax credit, it is unclear whether it will be extended, retroactively or otherwise. The failure to restore this tax credit could result in our inability to produce and sell biodiesel profitably.

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

As noted, the manufacturer’s price of B100 biodiesel as of January 2010 was near $3.35 per gallon, on average, according toThe Jacobsen®. Biodiesel producers also struggle to compete on price in relation to petroleum diesel. For the same period, the U.S. average retail diesel price was near $2.78 per gallon and the estimated average wholesale price was approximately $2.06 per gallon, according to the Energy Information Administration.

The spread in price between petroleum diesel and biodiesel creates an economic barrier to increasing biodiesel consumption. In order to compete directly with petroleum diesel in the current market, biodiesel producers may actually be forced to sell at a loss. A return of $3.50 diesel and the extension of the federal blenders’ tax credit might change things, by making biodiesel a relative bargain in comparison to petroleum diesel and spur wider use. So would an unexpected increase in total fuel demand. Otherwise, it is not at all clear how the world’s surplus of biodiesel production capacity can be absorbed.

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

New Financing

On December 26, 2008 we retained Chicago-based William Blair & Company, L.L.C. (William Blair) to act as our financial advisor in connection with our continued exploration of possible strategic alternatives. William Blair has assisted us in our search for new financing (a Financing Transaction).  We were unsuccessful in obtaining a transaction and on August 21, 2009, we terminated William Blair's engagement.

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

Farm Credit continues to proceed with the foreclosure proceedings which could ultimately result in the conveyance of our plant, equipment, fixtures and real property to Farm Credit, if a foreclosure proceeding were concluded before the indebtedness under the restated term loan agreement could be otherwise repaid or restructured in or outside of bankruptcy proceedings. Conclusion of the foreclosure process would have a material adverse impact on our financial condition and results of operations, result in the loss of the most of our operating assets and a permanent shut-down of our plant and cause our members to lose most or all of their investment in East Fork.

In the meanwhile, we continue to have discussions with Farm Credit about alternative solutions. Farm Credit’s foreclosure proceeding makes it very unlikely that we will be able to obtain working capital financing. As a result, we have not been exploring obtaining just working capital financing, but instead have explored additional investment to implement pretreatment, provide operating capital and to restructure our Restated Term Loan Agreement.

On  August 25, 2009, we retained Corval Group, Inc. (Corval), based in St. Paul, Minnesota, which assists companies with operational plans, financial restructuring and new financing.  Corval is advising us on the possibility of obtaining additional investment to implement pretreatment and provide operating capital and restructure our Restated Term Loan Agreement.  Also, Corval will advise us in connection with our continued exploration of possible strategic alternatives.

Private Offering

On January 24, 2010, our Board commenced, with the assistance of Corval, a private offering of subordinated unsecured notes convertible into our membership units (convertible debt) to obtain additional capital which will allow us, if we are successful, to:

•	modify our plant to produce biodiesel from a greater variety of feedstocks (pretreatment),
•	obtain working capital,
•	make certain debt service payments and
•	pay interim operating expenses,

all in an effort to avoid foreclosure and/or bankruptcy.

The convertible debt will not be registered under the Securities Act of 1933, as amended (the Securities Act) and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The offering is being made to accredited investors, as defined in Regulation D of the Securities Act, including our existing members who qualify. The net proceeds from the offering, depending upon whether a sufficient amount is subscribed, will be used to make plant modifications for pretreatment, as well as for working capital, to service our debt and pay our interim operating expenses. The offering is for a minimum principal amount of $17,000,000 and a maximum of $27,500,000 of the convertible debt, which upon conversion could result in the issuance of approximately 290,000 to 470,000 additional units. We cannot predict the outcome of the offering.

Plant Modifications

Our plant as originally constructed is limited to processing only refined/bleached (RB) soy oil into biodiesel; it does not have the ability to process various crude or waste oils and greases including corn oil extracted from ethanol plants, which are high in free fatty acids (FFAs), into biodiesel. This has limited our ability to produce ASTM biodiesel profitably due to the high values placed on refined/bleached soy oil in the past 18 months. We believe that we must make modifications enabling the plant to process multiple feedstocks into biodiesel in order to become a sustainable production facility.

There are a number of technology companies that offer technological solutions that would enable us to convert various crude or waste oils and greases, including corn oil, which are commonly referred to in the industry as FFAs, into biodiesel. However, a majority of these companies are either start-up companies with little or no history of operations, or companies that are unable to provide meaningful performance guarantees due to their weak balance sheets and/or construction partners.

We intend to work with a construction team consisting of the Weitz Company, BSI Engineering, and Crown Iron Works to modify our existing plant to enable it to process a wide variety of feedstocks, including corn oil into biodiesel, if a sufficient amount is subscribed under our debt offering. We expect that this team will enable us to modify the plant with minimal technology risk. However, we have not yet entered into agreements with any of these parties for construction of the plant modifications.

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

We intend to retain the services of Superior Feed, LLC (“Superior”), as a feedstock broker to assist in procuring and financing our feedstocks and marketing some of the byproducts we produce, such as glycerin and concentrated FFA, if a sufficient amount is subscribed under our debt offering. Superior is a North American oils and fats broker located in Waconia, Minnesota. Superior currently markets oils and fats, specifically the feedstocks we expect to procure, into multiple animal feed markets and to multiple biodiesel plants, including REG’s Iowa biodiesel plants.

We may consider pursuing other alternatives in addition to those noted above. Given the current uncertainties in the credit and commodity markets and in the biodiesel industry and Farm Credit’s foreclosure proceedings, whether these efforts will be successful is uncertain.

Distribution to Unit Holders

As of December 31, 2009, our board of directors has not declared any dividends.

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

Although we believe our derivative positions are economic hedges, none have been designated as hedges for accounting purposes. Therefore, derivative positions are recorded on our balance sheet at their fair market value, with changes in fair value recognized in the statements of operations. We did not have an open position during the quarter ended December 31, 2009 and recognized no loss during the quarters ended December 31, 2009 and 2008, respectively, and $843,696 during the period from inception to December 31, 2009.

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

On January 7, 2010, Farm Credit filed a motion for summary judgment in the case and the court has scheduled that motion for hearing on February 16, 2010. Accordingly, entry of judgment against us may occur as early as February 16, 2010 with resulting sheriff's sale of the mortgaged property occurring within the next approximately 45 days thereafter. We may need to consider filing bankruptcy reorganization proceedings in order to delay the foreclosure proceedings. However, we expect that Farm Credit may seek early relief from any bankruptcy stay alleging that we have no equity in the mortgaged property and no reasonable prospects of reorganization. Whether or not there is a bankruptcy filing, once the mortgaged property goes to sheriff's sale, we will have a one-year period after the sale within which to redeem the property from the sale by repaying the amount bid at the sheriff's sale plus accrued interest.

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

Item 1A.   Risk Factors. In addition to the risks affecting us discussed below and “Forward-Looking Statements” above, please refer to the other risks affecting us described in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission.

We may not be successful in our capital raising efforts. On January 24, 2010, our Board commenced a private offering of subordinated unsecured notes convertible into our membership units (convertible debt) to obtain additional capital, all in an effort to avoid foreclosure and/or bankruptcy.

The convertible debt will not be registered under the Securities Act of 1933, as amended (the Securities Act) and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The offering is being made to accredited investors, as defined in Regulation D of the Securities Act, including our existing members who qualify. The net proceeds from the offering, depending upon whether a sufficient amount is subscribed, will be used to make plant modifications for pretreatment, as well as for working capital, to service our debt and pay our interim operating expenses. The offering is for a minimum principal amount of $17,000,000 and a maximum of $27,500,000 of the convertible debt, which upon conversion could result in the issuance of approximately 290,000 to 470,000 additional units. We cannot predict the outcome of these efforts.

We may not be successful in negotiating the termination of our agreement with REG and/or finding replacement(s) for REG. On December 31, 2009, we notified Renewable Energy Group, Inc. (“REG”) of our termination of the 2006 Management and Operational Services Agreement, as amended (the “Management Agreement”) with REG effective December 31, 2010.

Under the Management Agreement, REG provides us with management, transportation services, acquires feedstock and basic chemicals necessary for the operation of the plant, markets all of our biodiesel, glycerin and fatty acids to customers throughout the United States and internationally and provides related administrative services. Since our plant remains idle, we have not requested REG to provide us with many of these services. We have identified other vendors to provide us with some or all of the services currently available under the Management Agreement. We are seeking proposals from such vendors, and we expect that we will be able to find replacements for the services REG has provided us on terms at least as favorable as the Management Agreement.

On January 11, 2010, we received a response from REG disputing the validity of the termination notice. REG contends that the Management Agreement cannot be terminated until a period of 3 years after our initial production commences, which, based on REG’s interpretation, has not yet occurred. We plan to negotiate and, if necessary, to litigate, with REG to resolve the differences; however, we cannot predict the outcome of these efforts.

Item 3.	Defaults Upon Senior Securities.

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

On May 27, 2009, we were notified by CoBank that it had imposed, effective May 21, 2009, a default rate of interest, being 4% in excess of the rate(s) of interest that would otherwise apply, from time to time, on the $24,500,000 loan balance, as permitted by the Restated Term Loan Agreement. Prior to CoBank’s declaration of default, interest on $24,000,000 of the loan balance accrued at an annual fixed rate equal to LIBOR at the date selected, plus 3.25%, and interest on the remaining $500,000 of the loan balance accrued at a variable interest rate equal to the rate established by CoBank, plus three-quarters of one percent (0.75%) per annum. As of December 31, 2009, $24,000,000 of the borrowings were at the LIBOR option of 7.625% and $243,889 of the borrowings were at the Agent Base Rate option of 8.50%.

As of December 31, 2009, $24,243,889 was outstanding under the Restated Term Loan Agreement.

As noted above, at September 30, 2009, CoBank held $265,910 of our funds in an escrow account. As our interest and fees comes due and are billed each month, CoBank withdraws the amount from the escrow. In December 2009, $256,111 was withdrawn by the lender and applied as a principal payment on the loan. As of December 31, 2009, the balance in this account was zero.

As of January 31, 2010, we estimate that our arrearage to Farm Credit is $1,186,700 in accrued interest not yet billed, plus attorney's fees and other expenses incurred subsequent to November, 2009 to which they are entitled under the Restated Term Loan Agreement.

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

EAST FORK BIODIESEL, LLC

Date: February 15, 2010	By:	/s/Chris L. Daniel
Chris L. Daniel
	Its:	Chief Executive Officer