Form 10-Q
period 2010-03-31
EAST FORK BIODIESEL, LLC
filed 2010-05-17
CIK 1424804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from                         to ___________

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

As of March 31, 2010, there were 49,159 limited liability company membership units issued and outstanding.

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

Such risks, trends and other uncertainties, which in some instances are beyond our control, include, but are not limited to:

•	the impact and duration of the current recession, the distressed economic environment of the biodiesel industry and the continuing credit crunch;
•
our inability to secure replacement financing for our indebtedness under our restated term loan agreement, our inability to obtain working capital and capital improvement financing resulting in continued idling of our plant, our inability to generate cash liquidity from operations sufficient to service our significant debt levels and comply with our financial obligations under our restated term loan agreement and our ability to repay our principal and interest obligations and avoid a sheriff’s sale of our real estate, plant and equipment in connection with the foreclosure of the mortgage and security interest on such assets under our restated term loan agreement;

•
satisfactory completion of our capital raising efforts under our private offering in an effort to avoid a bankruptcy filing or the judicial dissolution of our Company and loss of our members’ investment in our Company;

•
changes in interest rates, prices of or demand for diesel fuel, refined soybean oil and other commodity prices, energy costs, shipping costs, labor costs, available production and management personnel; and

•
changes to or elimination of government subsidiaries or incentives, including the federal biodiesel blenders’ tax credit which expired on December 31, 2009, loss of exports due to the European Commission’s imposition of duties on imports of United States biodiesel, legislative and regulatory developments, including additional duties or tariffs on United States biodiesel and other results of operations or financial conditions.

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

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Unaudited Balance Sheets

	March 31,	September 30,
Assets (Note 2)	2010	2009
Current Assets:
Cash and cash equivalents	$298,091	$1,281,250
Restricted cash with lender (Note 2)	-	265,910
Inventory	70,300	70,300
Prepaid expenses	208,749	50,133
Total current assets	577,140	1,667,593

Property and Equipment:
Land	539,291	539,291
Plant and processing equipment	59,317,164	59,317,164
Office building, furniture and fixtures	489,154	489,154
	60,345,609	60,345,609
Accumulated depreciation including impairment charge	36,598,931	35,645,609
	23,746,678	24,700,000

Other Assets:
Restricted cash in escrow	484,919	518,789
Deferred financing costs	90,156	-
	575,075	518,789
	$24,898,893	$26,886,382
Liabilities and Members’ Equity (Deficit)
Current Liabilities:
Current maturities of long-term debt (Note 2)	$24,513,889	$24,800,000
Accrued interest payable	1,490,000	524,300
Accounts payable and accrued expenses	136,097	68,193
Total current liabilities	26,139,986	25,392,493

Commitments (Notes 4, 5 and 6)

Members’ Equity (Deficit):
Member contributions, net of issuance costs, units outstanding
March 31, 2010 and September 30, 2009 49,159	44,115,810	44,115,810
Deficit accumulated during the development stage	(45,356,903)	(42,621,921)
	(1,241,093)	1,493,889
	$24,898,893	$26,886,382

The accompanying Notes are an integral part of the Unaudited Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Unaudited Statements of Operations

					January 5, 2006
					(Date of
	Three Months Ended		Six Months Ended		Inception) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009	2010
Revenues:
Sales (Note 5)	$-	$-	$1,532	$-	$3,652,783
Federal incentives	-	-	-	-	994,804
Rental Income	-	14,100	-	14,100	82,830
	-	14,100	1,532	14,100	4,730,417

Expenses:
Cost of sales, including plant operating expenses	543,294	1,050,262	1,085,173	2,151,266	12,624,298
Impairment of plant and processing equipment	-	20,224,067	-	20,224,067	29,364,430
Loss on sale contract	-	-	-	-	158,000
Loss on derivative instruments	-	-	-	-	843,696
Consulting fees (Note 3)	-	-	-	-	284,359
General and administrative	343,255	547,184	682,848	1,028,219	4,378,920
	886,549	21,821,513	1,768,021	23,403,552	47,653,703

Loss before other income (expense)	(886,549)	(21,807,413)	(1,766,489)	(23,389,452)	(42,923,286)

Other income (expense):
Grants and other income	-	42,248	395	46,794	93,748
Interest income	2,284	11,021	6,641	12,483	1,321,102
Interest expense	(462,200)	(261,696)	(975,529)	(589,648)	(3,848,467)
	(459,916)	(208,427)	(968,493)	(530,371)	(2,433,617)
Net (loss)	$(1,346,465)	$(22,015,840)	$(2,734,982)	$(23,919,823)	$(45,356,903)

Weighted average basic and diluted units outstanding	49,159	49,159	49,159	49,159	42,681

Net income (loss) per unit - basic and diluted	$(27.39)	$(447.85)	$(55.64)	$(486.58)	$(1,062.70)

The accompanying Notes are an integral part of the Unaudited Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Unaudited Statements of Cash Flows
			January 5, 2006
			(Date of
	Six Months Ended		Inception) to
	March 31,	March 31,	March 31,
	2010	2009	2010
Cash Flows from Operating Activities:
Net (loss)	$(2,734,982)	$(23,919,823)	$(45,356,903)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	953,322	1,937,463	7,280,009
Amortization	-	23,148	366,371
Impairment of plant and processing equipment	-	20,224,067	29,364,430
Member units earned for consulting services	-	-	50,000
Changes in working capital components:			-
Decrease (Increase) in receivables	-	26,515	-
Decrease (Increase) in inventories	-	13,120	(70,300)
(Increase) in prepaid expenses	(158,616)	(112,896)	(208,749)
Increase (decrease) in accounts payable and accrued expenses	1,033,604	(82,517)	1,626,097
Net cash (used in) operating activities	(906,672)	(1,890,923)	(6,949,045)

Cash Flows from Investing Activities:
Purchase and construction of property and equipment,
net of sales tax refund	-	258,048	(58,363,351)
(Increase) decrease in restricted cash with lender	265,910	(389,863)	-
(Increase) decrease in restricted cash in escrow, net	33,870	33,800	(484,919)
Net cash provided by (used in) investing activities	299,780	(98,015)	(58,848,270)

Cash Flows from Financing Activities:
Issuance of membership units	-	-	42,281,166
Collection of membership unit subscription receivable	-	-	156,267
Payments of offering costs	-	-	(371,623)
Payments of financing costs	(90,156)	-	(484,293)
Payments of long-term debt	(286,111)	(30,000)	(386,111)
Proceeds from long-term borrowings	-	3,710,000	24,900,000
Net cash provided by (used in) financing activities	(376,267)	3,680,000	66,095,406

Net increase (decrease) in cash and cash equivalents	(983,159)	1,691,062	298,091

Cash and cash equivalents:
Beginning	1,281,250	124,073	-
Ending	$298,091	$1,815,135	$298,091

Supplemental Disclosure of Cash Flow Information,
cash payments for interest, net of amount capitalized	$9,829	$612,120	$1,992,096

The accompanying Notes are an integral part of the Unaudited Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1.	Nature of Business, Basis of Presentation and Significant Accounting Policies

Nature of business:

East Fork Biodiesel, LLC (the Company), located in Algona, Iowa, was formed on January 5, 2006 to pool investors to build a 60 million gallon annual production biodiesel manufacturing plant. The Company is in the development stage with its efforts being principally devoted to organizational, equity-raising activities and construction of the biodiesel plant. The plant was substantially complete and started production on December 5, 2007 to verify the production capabilities of the plant. In December the plant produced approximately 1.1 million gallons of biodiesel and then shut down due to adverse market conditions. (See Note 6)

Basis of presentation:

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

Significant accounting policies:“

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

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1.            Nature of Business, Basis of Presentation and Significant Accounting Policies (Continued)

Receivables are considered past due based upon payment terms set forth at the date of the related sale. There are no outstanding receivables as of March 31, 2010.

Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following as of March 31, 2010 and September 30, 2009:

	March 31,	September 30,
	2010	2009

Raw material	$70,300	$70,300
Finished goods	-	-
	$70,300	$70,300

Property and equipment: Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years

Plant and process equipment	15 - 20
Office building	20
Office equipment	3 - 7
Other equipment	3 - 7

Maintenance and repairs are expensed as incurred and major improvements and betterments are capitalized. As of March 31, 2010, the Company has capitalized $345,416 of interest and financing costs in property and equipment.

Asset impairment: The Company evaluates the appropriateness of the carrying amounts of its long-lived assets at least annually, or more frequently whenever indicators of impairment are deemed to exist. In accordance with Company policies, management previously had evaluated the plant for possible impairment based on projected future cash flows from operations assuming that the Company would be able to obtain a working capital loan and commence operations. Based on developments with the Company’s current lender and the Company’s inability to find alternative sources for its required working capital, management determined that an impairment existed and recorded an impairment charge of $29,364,430 during the year ended September 30, 2009, $20,224,067 of which was recorded in the March 31, 2009 quarter.

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1.            Nature of Business, Basis of Presentation and Significant Accounting Policies (Continued)

Restricted cash in escrow:  As of March 31, 2010 the Company had an agreement with a natural gas company that requires a restricted escrow balance of $518,789 consisting of a $45,589 deposit and $473,200 to cover storage transportation and/or construction of the town border station. Under the terms of the agreement the escrow will be released annually beginning on October 1, 2008 at the discretion of the natural gas company but no less than 1/15 of the original deposit of $507,000 to cover storage transportation and/or construction of the town border station. During the three months ended March 31, 2010, $33,870 of this escrow was released.

Deferred financing costs:  Expenditures directly related to securing long-term financing are recorded as a deferred cost on the balance sheet. These costs are being amortized using the effective interest method over the term of the Company’s Restated Term Loan Agreement discussed in Note 2. As a result of the Company’s default under its Restated Term Loan Agreement discussed in Note 2, the lender has terminated any commitment to the Company and accelerated the due date of the unpaid principal balance outstanding. The remaining $134,086 of deferred financing costs was included in interest expense for the year ended September 30, 2009. During the six month period ending March 31, 2010, the Company incurred deferred financing costs of $90,156 relating to a proposed private placement of subordinated unsecured notes convertible into our membership units (convertible debt).

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

Although the Company believes its derivative positions are economic hedges, none have been designated as hedges for accounting purposes. Therefore, derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in the statement of operations. Due to the current plant shutdown, the Company has not had any open positions since 2008. The Company recognized a net loss of $843,696 during the period of inception to March 31, 2010.

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

On January 30, 2007, the Company entered into a $36,500,000 Master Loan Agreement (credit agreement) which consisted of a $12,000,000 revolving-term loan and a $24,500,000 construction-term loan that was used for working capital and to complete the biodiesel project. The construction-term loan consisted of two phases:  a “start-up phase” during which the Company made periodic requests for fund advances to meet construction obligations and at the completion of construction and payment of construction costs, a “term loan phase” in which the loan converted to a “senior debt instrument”. The construction loan was secured by substantially all of the Company’s real property, equipment, fixtures, furniture and articles of tangible personal property (except inventory and supplies) and was payable in quarterly installments of $912,500 beginning on May 20, 2008. The credit agreement provided for a special annual payment equal to 75% of “free cash flow” as defined in the agreement, limited to a total payment $2,000,000 annually.

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

The credit agreement also contained an event of default if the lender determined that there had been a material adverse change in the Company’s financial condition, results of operations, or ability to perform its obligations under the agreement. In November 2007, the Company was informed by its lender that the senior credit facility was considered to be a distressed loan subject to restructuring. The lender refused to make further advances under the facility.

On June 17, 2008 the Company entered into a restructuring agreement with the lender and executed a Restated Term Loan Agreement (Agreement). The principal provisions of this Agreement are:

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

•	The financial covenants were eliminated. The Restated Term Loan Agreement contained various affirmative and negative covenants.

On February 20, 2009, the Company was granted a payment deferral until May 20, 2009 of its $912,500 quarterly principal payment due February 20, 2009. As part of the Restated Term Loan Agreement, the Company deposited $460,000 with the agent for the lender to be used for monthly interest and other fees due the lender. In December 2009, $256,111 was withdrawn by the lender and applied as a principal payment on the loan. As of March 31, 2010, the balance in this account was zero.

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 2.            Long-Term Debt (Continued)

On May 20, 2009 the Company had a scheduled principal payment due of $1,825,000. This payment was not made as the Company did not have sufficient unrestricted cash. On May 26, 2009, the lender’s agent, CoBank, ACB (CoBank), declared the Company in default and on June 22, 2009 the lender initiated foreclosure proceedings against the Company’s mortgaged real estate and related plant, fixtures and attached equipment (collectively, the real estate and Plant).

On April 29, 2010, Summary Judgment and Decree of Foreclosure (Decree of Foreclosure) was entered against the Company by the Iowa District Court for Kossuth County, Iowa.  The Decree of Foreclosure granted judgment against the Company in the amount of $24,500,000, together with accrued interest as of February 16, 2010 in the amount of $1,236,392 for a total of $25,736,392, plus beginning May 21, 2009, CoBank has been accruing interest under our Restated Term Loan Agreement at the rate of interest in the amount of $5,198 per diem.  The Company and Farm Credit agree the indebtedness stated in the Decree of Foreclosure is overstated by $256,111.  Company is  entitled  a  credit against the judgment in  the amount of  $256,111 due  to a  withdrawal from  an escrow applied by Farm Credit to the  indebtedness.  Following application of  that credit, the revised per diem interest is $5,141.

The Decree of Foreclosure stated that Farm Credit has not waived a deficiency judgment against the Company and that Farm Credit is entitled to a deficiency judgment against the Company.  The Decree of Foreclosure further stated that special execution may issue for sale of the real estate and Plant and that the Company will have 12 months to redeem its interest in the real estate and Plant.

As a result of the default, the lender increased the interest rate on the borrowings by 4.0%, effective May 21, 2009. As of March 31, 2010, $24,000,000 of the borrowings were at the LIBOR option of 7.625% and $243,889 of the borrowings were at the Agent Base Rate option of 8.50%.

As of March 31, 2010, $24,243,889 was outstanding under the Restated Term Loan Agreement.

In June 2006, the Company entered into a financial assistance contract with the Iowa Department of Economic Development (IDED) whereby the Company was awarded a $100,000 forgivable loan and a $300,000 non-interest bearing loan. The Company was obligated to create 36 full-time equivalent jobs, with 30 of the created jobs having starting wages, including benefits, that meet or exceed $16.09 per hour with an average rate per hour including benefits of $19.47. The Company was also required to execute promissory notes which outline the repayment obligations and terms and conditions of each loan. As of March 31, 2010, $270,000 was outstanding. The agreement provides for a monthly principal payment of $5,000 per month. The occurrence of a default under the Restated Term Loan Agreement also constitutes an event of default under the contract which would allow IDED, at its option, to provide a notice of default which among other things would result in the amount being immediately due and payable and impose a 6% annual default interest rate.

Note 3.	Related Party Transactions

The Company paid a consulting company owned by a member for project coordination, administration and consulting services, under the terms of an unwritten, month-to-month consulting arrangement. The member is also the President, former Chairman and current member of the Board of Directors. From inception through March 31, 2010, the Company incurred consulting charges of approximately $99,300 under this agreement. For the three and six month periods ended March 31, 2010 and 2009, no costs were incurred under the agreement.

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 3.	Related Party Transactions (Continued)

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

On September 8, 2008 the Company entered into an agreement with Renewable Fuels Management, LLC to provide the services of a Chief Executive Officer. Subject to meeting certain performance measurements, the Company will offer, over the course of the Management Agreement, up to 2,500 of its membership units to Renewable Fuels Management through unit purchase options. The purchase price of the units to be granted upon achievement of the performance measurements will be $600 per unit. Effective February 1, 2010 this agreement was assigned by Renewable Fuels Management to the Chief Executive Officer.

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

On September 26, 2006, the Company entered into a Management and Operational Services Agreement with Renewable Energy Group, LLC. Under the agreement Renewable Energy Group will place the Company’s general and operations managers, acquire feedstocks and basic chemicals necessary for the operation of the facility, and perform the administrative, sales and marketing functions for the Company. In exchange for these services, the Company has agreed to pay Renewable Energy Group a flat monthly fee (flat fee) and a per-gallon rate fee (rate fee). For the first month in which the Company’s biodiesel is produced and sold, and for six months thereafter (the initial period), it will pay a flat fee of $112,500, plus a $0.0175 rate fee for each gallon of biodiesel produced. For the first month after the initial period the Company will pay a flat fee of $172,500, plus a $0.0175 rate fee for each gallon of biodiesel produced. The flat fee and rate fee are adjusted beginning in the month following the first anniversary of the Company’s producing biodiesel for sale and annually for such month thereafter according to a complex formula based on movement in the Consumer Price Index for All-Urban Consumers, U.S. City Average, All Items, published by the United States Department of Labor. In addition to the flat fee and monthly fee, the Management Agreement also provides for the payment to Renewable Energy Group of a yearly bonus equal to 6% of the Company’s net income. The agreement has an initial term ending December 31, 2010 and it will continue thereafter unless either party gives written notice to the other of a proposed termination date at least 12 months in advance of the proposed termination date. On December 1, 2007, the Company and REG amended the Management Agreement to reduce the monthly fee to the amount of the compensation costs (including benefits) of the Company’s General Manager and Operations Manager while its plant is idle. Expense incurred under the agreement for the three and six month periods ended March 31, 2010 were none and for the three and six month periods ended March 31,  2009 were $24,862 and $47,272, respectively. Expense incurred under the agreement from inception through March 31, 2010 were $167,687. Sales of biodiesel and glycerin to REG since inception were $3,651,251. There was no accounts receivable due from REG as of March 31, 2010.

The Company has given notice to terminate the agreement effective December 31, 2010. On January 11, 2010 the Company received a response from REG disputing the validity of the termination notice. REG contends that the agreement cannot be terminated until a period of 3 years after initial production commences which, based on REG’s interpretation has not yet occurred. The Company plans to negotiate with REG to resolve the differences; however, the Company cannot predict the outcome of these efforts.

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 6.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through March 31, 2010, the Company was in the development stage, has undertaken significant borrowings to finance the construction of its biodiesel plant and has experienced a significant increase in the cost of soybean oil which is currently the primary ingredient in the Company’s planned production of biodiesel. As a result of the small to negative margins for biodiesel produced from soybean oil, the Company suspended plant operations in December 2007 after initial testing and production start-up. The Company has not been able to obtain working capital funds to start-up the plant and operate profitably. On May 26, 2009, the lender’s agent declared the Company in default and on June 22, 2009 the lender initiated foreclosure proceedings against the Company’s plant, equipment, fixtures and real property.

On April 29, 2010, the Decree of Foreclosure was entered against the Company.  The Decree of Foreclosure granted judgment against the Company in the amount of $24,500,000, together with accrued interest as of February 16, 2010 in the amount of $1,236,392 for a total of $25,736,392, plus beginning May 21, 2009, CoBank has been accruing interest under  our Restated Term Loan Agreement at the rate of interest in the amount of $5,198 per diem.  Company is  entitled  a  credit against the judgment in  the amount of  $256,111 due  to a  withdrawal from  an escrow applied by Farm Credit to the  indebtedness.  Following application of  that credit, the revised per diem interest is $5,141.

The Decree of Foreclosure stated that Farm Credit has not waived a deficiency judgment against the Company and that Farm Credit is entitled to a deficiency judgment against the Company.  The Decree of Foreclosure further stated that special execution may issue for sale of the real estate and Plant and that the Company will have 12 months to redeem its interest in the real estate and Plant.  The Company and Farm Credit have agreed that Farm Credit will defer execution on a foreclosure judgment until June 1, 2010 in exchange for the Company’s agreement to maintain the real estate and Plant  until June 1, 2010.

The Company expects that Farm Credit will proceed with efforts to schedule a sheriff’s sale sometime after June 1, 2010.  The 12-month redemption period will run from the date that the sale occurs.  If, at the sheriff’s sale, Farm Credit  bids in less than the total amount of our indebtedness, then Farm Credit will have a “deficiency judgment” that it can pursue against the Company’s property other than the real estate and Plant, such as the Company’s remaining cash.

The Company may need to consider filing bankruptcy reorganization proceedings in order to delay the sheriff’s sale and efforts to obtain and enforce a deficiency judgment. However, if the Company does so, it expects that Farm Credit may seek early relief from any bankruptcy stay alleging that the Company has no equity in the mortgaged property and no reasonable prospects of reorganization.

To address the Company’s liquidity challenge, the Company is conducting a private offering of convertible debt to obtain additional capital. The convertible debt will not be registered under the Securities Act of 1933, as amended (the Securities Act) and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The offering is being made to accredited investors, as defined in Regulation D of the Securities Act, including our existing members who qualify. The net proceeds from the offering, depending upon whether a sufficient amount is subscribed, will be used to make plant modifications for pretreatment, as well as for working capital, to service our debt and pay our interim operating expenses. The offering is for a minimum principal amount of $17,000,000 and a maximum of $27,500,000 of the convertible debt, which upon full conversion could result in the issuance of approximately 290,000 to 470,000 additional units. The Company cannot predict the outcome of the offering.  On April 28, 2010, the Company’s Board of Directors approved an extension of the private offering termination date from April 30, 2010 until June 29, 2010.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of
                  Operations.

Background

This discussion should be read in conjunction with our audited financial statements and related notes for the year ended September 30, 2009 included in our Annual Report on Form 10-K.

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

Due to our continued inability to secure the working capital required to conduct normal operations at our plant, our plant remains idle. As indicated in our financial statements, exclusive of the sale of the product produced during our testing phase, we have not had revenues from operations from our inception in January 2006 through March 31, 2010. See Item 1, “Financial Statements”, above.

Although we would have been able to operate at positive margins throughout several months of 2008 and 2009 if operating capital had been available to us, we would have been unable to operate the plant profitably given the specific market conditions present in 2010.

Our independent registered public accounting firm has raised doubts about our ability to continue as a going concern. See ”Financial Statements” in Item 1, Note 6, above.

On May 20, 2009, we had a scheduled principal payment of $1,825,000 due to our lender, Farm Credit.  We did not make this payment because we did not have sufficient unrestricted cash.  On May 26, 2009, CoBank declared us in default, terminated any commitment to us and accelerated the amounts owned under our $24,500,000 Restated Term Loan Agreement.  On June 22, 2009, Farm Credit initiated foreclosure proceedings against our plant, equipment, fixtures and real property.  As a result of the default, Farm Credit increased the interest rate on the borrowings by 4.0%, effective May 21, 2009.  Effective May 21, 2009, we are being charged interest of 7.6250% on $24,000,000 of the loan balance and 8.50% on $243,889 on the remaining loan balance.

At September 30, 2009, CoBank held $265,910 of our funds in an escrow account to be used for monthly interest and other fees due Farm Credit. Beginning May 21, 2009, CoBank has been accruing interest under our Restated Term Loan Agreement at the rate of $5,198 per day. As our interest comes due and is billed each month, CoBank withdraws the amount from the escrow.  In December 2009 the balance in the escrow account of $256,111 was withdrawn and applied to the obligation due Farm Credit.  As a result of the payment from the escrow, as of March 31, 2010, $24,243,889 was outstanding under the Restated Term Loan Agreement.  At March 31, 2010, we had $1,490,000 in accrued interest not yet paid to Farm Credit.

As noted, on April 29, 2010, a Decree of Foreclosure was entered against us.  The Decree of Foreclosure granted judgment against us in the amount of $24,500,000, together with accrued interest as of February 16, 2010 in the amount of $1,236,392 for a total of $25,736,392, plus beginning May 21, 2009, CoBank has been accruing interest under  our Restated Term Loan Agreement at the rate of interest in the amount of $5,198 per diem.  We and Farm Credit agree that the indebtedness stated in the Decree of Foreclosure is overstated by $256,111.  We are entitled a credit against the judgment in  the amount of  $256,111 due  to a  withdrawal from  an escrow applied by Farm Credit to the  indebtedness.  Following application of  that credit, the revised per diem interest is $5,141.

As of May 15, 2010, the amount of Farm Credit’s judgment against us is $25,965,889, plus attorney’s fees and other expenses they are entitled under the Restated Term Loan Agreement.

The Decree of Foreclosure stated that Farm Credit has not waived a deficiency judgment against us and that Farm Credit is entitled to a deficiency judgment against us.  The Decree of Foreclosure further stated that special execution may issue for sale of the real estate and Plant and that we will have 12 months to redeem its interest in the real estate and Plant.  We and Farm Credit have agreed that Farm Credit will defer execution on a foreclosure judgment until June 1, 2010 in exchange for our agreement to maintain the Plant and equipment until June 1, 2010.

We expect that Farm Credit will proceed with efforts to schedule a sheriff’s sale sometime after June 1, 2010.  The 12-month redemption period will run from the date that the sale occurs.  If, at the sheriff’s sale, Farm Credit  bids in less than the total amount of our indebtedness, then Farm Credit will have a “deficiency judgment” that it can pursue against our property other than the real estate and Plant, such as our remaining cash.  See also Part II, Item 1 “Legal Proceedings” and Item 1A “Risk Factors” below.

As of March 31, 2010, we had an agreement with a natural gas company that requires a restricted escrow balance of $518,789, consisting of a $45,589 deposit and $473,200 to cover storage transportation and/or construction of the town border station. Under the terms of the agreement the escrow will be released annually beginning October 1, 2008 at the discretion of the natural gas company but no less than 1/15 of the original deposit of $507,000 to cover storage transportation and/or construction of the town border station.  During the three months ended March 31, 2010, $33,870 of the escrow was released.

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

Results for Three Months Ended March 31, 2010

We have incurred an accumulated net loss of $45,356,903 from our inception in January 2006 through March 31, 2010. For the three months ended March 31, 2010 and 2009, our net loss was $1,346,465 and $22,015,840, respectively.  As noted in Item 1, Note 1, we recorded an impairment charge of $29,364,430 during the year ended September 30, 2009, $20,224,067 of which was recorded in the March 31, 2009 quarter.  The reasons for our continuing loss during this quarter include:

•
We had no revenues from the sale of our soybean crop for the three months ended March 31, 2010.  We had no revenues from sales of biodiesel and related federal incentives for the three months ended March 31, 2010 and 2009 due to the continued idling of our plant.

•
In December 2007, construction of our plant was completed and as a result we started to depreciate the assets and discontinued the capitalization of the construction period interest expense.  Prior to plant completion, we capitalized interest incurred as part of the construction costs. Depreciation and interest expense for the three months ended March 31, 2010 were $476,661 and $462,200, respectively. Depreciation and interest expense for the three months ended March 31, 2009 were $965,025 and $261,696, respectively. The increase in interest expense between the two periods is primarily due to our higher average borrowings and Farm Credit’s imposition of default interest on May 21, 2009.  The reduction in the depreciation expense was the result of the reduction in the net book value of our fixed asset due to the previously discussed impairment charges.

•
General and administration expenses for the three months ended March 31, 2010 and March 31, 2009 were $343,255 and $547,184, respectively.  These expenses primarily consisted of professional fees incurred in connection with our SEC compliance matters, fees paid for exploring alternatives for the Company, foreclosure proceedings, ongoing bank and strategic negotiations, payroll and insurance.  The reduction in the general and administrative expenses was the result of reductions in payroll, professional fees and the management fee paid to REG.

Product and Production Input Pricing

The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 75% to 90% of the overall cost of producing biodiesel. As a result, increased prices for feedstock greatly impact the biodiesel industry. Soybean oil is the most abundant oil feedstock available in the United States. The 20-year average price for soybean oil is approximately $0.24 per pound. Prices for feedstock have been quite volatile – most notable is soybean oil and methanol (which is used to a much lesser degree than soybean oil). Between January 2008 and April 2010, soybean oil has traded in a range of less than $0.30 to over $0.65 per pound delivered to Algona.  As of April 2010, refined soybean oil delivered to Algona is priced near $0.41 per pound, based on management’s estimates of market pricing.

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

Between January 2008 and April 2010, methanol pricing has ranged from $0.80 per gallon to $2.70 per gallon delivered to Algona.  As of April 2010, the price of methanol delivered to Algona was $1.17 per gallon.  The market price for B100 biodiesel has been equally volatile: since January 2008, the Upper Midwest market price for biodiesel has ranged from approximately $2.90 per gallon to a July 2008 spike near $5.20 per gallon -- approximately an 80% price variation.  These prices for biodiesel reflect the $1.00 federal tax credit per gallon of pure biodiesel or B100, which expired on December 31, 2009.  See “Biodiesel Blenders’ Tax Credit” below.  The Upper Midwest B100 pricing as of April 2010 approached $3.34 per gallon, on average, according to our management’s review of market pricing.

We produce about approximately nine-tenths of one pound of glycerin for each gallon of biodiesel. From January 2008 to April 2010, crude glycerin pricing has ranged from approximately $0.04 to $0.45 per pound.  As of April 2010, the price of crude glycerin was reported to be selling at $0.045 per pound, shipped FOB from our plant. Our soy oil-based glycerin commands a higher price than glycerin generated by animal fat. The market conditions, as  of April 2010 would not allow us to operate the plant profitably with an input of 100% refined soybean oil, according to our management’s survey. We cannot predict the duration of these conditions. This situation is reflected by the overall reduction of biodiesel production to near 2006 levels.

A significant negative impact on United States biodiesel producers has been the imposition of substantial duties by the European Union on the import of biodiesel originated in the United States to European Union members.  On July 7, 2009, the European Union announced that these duties will be extended for the next five years.  Another significant negative impact on United States biodiesel producers has been the failure of the U.S. Congress to extend the $1.00 federal tax credit per gallon of B100, which expired on December 31, 2009.  These prices for biodiesel reflect the $1.00 federal tax credit per gallon of pure biodiesel or B100, which expired on December 31, 2009.  See “Biodiesel Blenders’ Tax Credit” below.

Renewable Fuels Program

In May 2009, the Environmental Protection Agency released its analysis of the renewable fuel standard enacted by the Energy Independence and Security Act of 2007 (Energy Act), as part of a proposed rule subject to public comment and further refinement.  That standard required that biodiesel reduce greenhouse gas emissions by 40% to 50% when compared to conventional diesel in order to count toward the 2007 Energy Act’s mandate. Initially, the EPA’s analysis indicated that soy-based biodiesel failed to meet targets for reducing greenhouse gas emissions, and found that soy-based biodiesel reduces greenhouse gas emissions by just 22% compared to petroleum diesel.  The EPA’s findings were questioned by the biodiesel and soybean industries and others.  On February 3, 2010, the EPA released the Renewable Fuel Standard Program (RFS2) final rule, requiring biodiesel to reduce greenhouse gas emissions by 50% compared to conventional diesel, and stated that it had recalculated biodiesel’s effect on greenhouse gas emissions.  Recalculation under a different formula found that biodiesel reduces such emissions by at least 50% compared to petroleum diesel. As a result, biodiesel will  count toward the 2007 Energy Act’s biofuels mandate.

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

Since December 31, 2009, nearly all biodiesel capacity in the United States has been idled or is operating at greatly reduced levels due in part to failure of the U.S. Congress to extend the  federal biodiesel blenders’ tax credit.

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

We are currently unable to operate the plant given our inability to obtain working capital financing and refinancing of our Restated Term Loan Agreement. Based upon April 2010 commodity prices, we estimate the need for $20,000,000 in working capital financing to operate the plant at full capacity using refined soybean oil.

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

•	Farm Credit released its security interest lien in our inventory and accounts receivable as well as intangible personal property (such as cash, bank accounts, contract rights, etc.).

•	Farm Credit retained a first mortgage in all of our real property and a first security interest in all of our plant, fixtures and attached equipment.

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

Default Under Restated Term Loan Agreement

As noted above, on February 20, 2009, Farm Credit granted us a payment deferral until May 20, 2009 of our $912,500 quarterly principal payment due February 20, 2009.  As part of the agreement, we deposited $460,000 with CoBank to be used for monthly interest and other fees due  under the Restated Term Loan Agreement.  As of December 31, 2009, all funds in this account had been expended.

Beginning May 21, 2009,  CoBank has been accruing interest under  our Restated Term Loan Agreement at the rate of $5,198 per day. At March 31, 2010 we had $1,490,000 in accrued interest not yet paid to Farm Credit.

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

On May 27, 2009, we were notified by CoBank that it had imposed, effective May 21, 2009, a default rate of interest, being 4% in excess of the rate(s) of interest that would otherwise apply, from time to time, on the $24,500,000 loan balance, as permitted by the Restated Term Loan Agreement.  Prior to CoBank’s declaration of default, interest on $24,000,000 of the loan balance accrued at an annual fixed rate equal to LIBOR at the date selected, plus 3.25%, and interest on the remaining $500,000 of the loan balance accrued at a variable interest rate equal to the rate established by CoBank, plus three-quarters of one percent (0.75%) per annum.  As of March 31, 2010, $24,000,000 of the borrowings were at the LIBOR option of 7.625% and $243,889 of the borrowings were at the Agent Base Rate option of 8.50%.

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

As of March 31, 2010, $24,243,889 was outstanding under the Restated Term Loan Agreement.

As noted, on April 29, 2010, a Decree of Foreclosure was entered against the Company.

We record expenditures directly related to securing long-term financing as a deferred cost on our balance sheet. These costs were being amortized using the effective interest method over the term of our Restated Term Loan Agreement.  The remaining $134,086 of deferred financing costs was included in interest expense for the year ended September 30, 2009. During the six-month period ending March 31, 2010 we incurred deferred financing costs of $90,156 relating to a proposed private placement of convertible subordinated unsecured notes (convertible debt).  No amounts were amortized to construction in progress during the quarter ended March 31, 2010.

Available Cash and Cash Requirements

Our February 2009 payment deferral agreement required us to make a principal payment in the amount of $1,825,000 on May 20, 2009.  On May 20th we had unrestricted cash of approximately $1,710,000, and did not make our $1,825,000 payment to Farm Credit due on that date because we did not have adequate funds. As of March 31, 2010, we had current assets of $577,140.  We have drawn all available amounts under our Restated Term Loan Agreement.  As of May 7, 2010, we had $168,942 in unrestricted cash.  We project that we will exhaust our remaining available cash by as early as July 1, 2010 and no later than August 31, 2010, unless our private offering of convertible debt is successful.

State of Iowa Loans

As noted above, our Master Contract Agreement with the IDED provided us with two funding sources and benefits, the VAAPFAP Funding Agreement and the EZ Funding Agreement.  Under the VAAPFAP Funding Agreement, we were awarded a $100,000 forgivable loan to be forgiven over 36 months and a $300,000 non-interest bearing loan.   As of March 31, 2010, $270,000 was outstanding on the loans.  The agreement provides for a monthly principal payment of $5,000 per month.  The occurrence of a default under the Restated Term Loan Agreement also constitutes an event of default under the VAAPFAP Funding Agreement which would allow IDED, at its option, to provide a notice of default, which among other things, would result in the full amount being immediately due and payable (including the $100,000 forgivable loan) and impose a 6% annual default interest rate.

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

Under the VAAPFAP Funding Agreement and the EZ Funding Agreement, we were obligated to create 36 full-time equivalent jobs, with 30 of the created jobs having starting wages, including benefits, that meet or exceed $16.09 per hour with an average rate per hour including benefits of $19.47.  Under the VAAPFAP Funding Agreement, such job creation was required to be complete by July 31, 2009; under the EZ Funding Agreement, such job creation is required to be complete by July 31, 2010.  Accordingly, as of March 31, 2010, we were not in compliance with these job creation requirements with respect to the VAAPFAP Funding Agreement. The loans made pursuant to the VAAPFAP Funding Agreement are in default and could, at the option of the IDED, become immediately due and payable.

Further, if we fail to meet the job creation requirements by July 31, 2010, then, under the EZ Funding Agreement, we may be obligated to repay any benefits the Company  has received and the State of Iowa may recapture the tax credits that have been passed through to our members. Such recapture may result in additional Iowa income tax for our members for the calendar years 2007, 2008 and 2009.

Liquidity

As noted above, we are currently unable to operate the plant profitably given our inability to obtain working capital financing.  Doubts about our ability to continue as a going concern, coupled with the continuing credit crunch, make it difficult to obtain replacement and working capital financing, especially given the distressed nature of the biodiesel industry, uncertainty of commodity prices and Farm Credit’s Decree of Foreclosure.  See ”Financial Statements”, in Item 1, Note 6, above. As a result, we are experiencing liquidity problems associated with the cost of our raw material and lack of demand for our product at profitable prices.  Also, if our operations begin, we would face the ordinary delay between when we would purchase raw materials and when we would receive payments from REG for our finished products.

Biodiesel Blenders’ Tax Credit

On December 31, 2009, the federal biodiesel blenders’ tax credit expired.  The blenders’ tax credit provides a $1.00 tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum based diesel fuel.  The biodiesel industry has been substantially aided by this federal tax incentive. Because biodiesel has historically been more expensive to produce than diesel fuel, the biodiesel industry has depended on governmental incentives that have effectively brought the price of biodiesel more in line with the price of diesel fuel to the end user.  Although efforts are underway in the U.S. Congress to restore the blenders’ tax credit, it is unclear whether it will be extended, retroactively or otherwise. The failure to restore this tax credit could result in our inability to produce and sell biodiesel profitably, if we are successful in our capital raising efforts.

When Congress wrote the 2007 Energy Act, distillate fuel (including diesel) consumption had been trending upwards since 1984 and it appeared to many that the world would be able to use considerably more distillate fuel and biodiesel in the future.  Distillate fuel and biodiesel consumption hit a peak of 63.6 billion gallons in 2007.  But distillate fuel and biodiesel demand fell in 2008, after soaring diesel prices earlier in the year were followed by the economic crisis.  Combined consumption for 2008 has been estimated at slightly more than 59.4 billion gallons; current forecasts suggest that 2009 consumption when reported could end at about 54.0 billion gallons.

As noted, the manufacturer’s price of B100 biodiesel as of April 2010 was near $3.34 per gallon, on average, based on our management’s review of market pricing.  Biodiesel producers also struggle to compete on price in relation to petroleum diesel.  For the same period, the U.S. average retail diesel price was near $3.06. per gallon and the estimated average wholesale price was approximately $2.29 per gallon, according to the Energy Information Administration.

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

Working Capital Financing

In 2008, we developed a financing plan, which was presented to over 40 financial firms during the 2008 calendar year, requesting a minimum working capital facility of $10,000,000. These financial firms included money center banks, regional banks, community banks, finance companies, factors and high net worth individuals. In addition, we sought working capital from potential lenders in the agriculture industry, those with commodity experience and those with experience in renewable fuels. We engaged placement agents to approach lenders that we would otherwise not have approached. These placement agents had access to both traditional lending sources and non traditional lenders. We offered potential lenders a first security interest in our inventory and accounts receivable.  However, we have been unable to secure working capital to date.

New Financing

On December 26, 2008 we retained Chicago-based William Blair & Company, L.L.C. (William Blair) to act as our financial advisor in connection with our continued exploration of possible strategic alternatives. William Blair has assisted us in our search for new financing (a Financing Transaction).  We were unsuccessful in obtaining a transaction and on August 21, 2009, we terminated William Blair’s engagement.

On April 29, 2009 we met with Farm Credit and representatives of our existing lender group to restructure the Restated Term Loan Agreement and to seek additional financing for working capital and pretreatment equipment (our Farm Credit Financing Proposal).  On May 7,  2009, we received correspondence from  Farm Credit informing us that our Farm Credit Financing Proposal had been denied for two general reasons:  (a) our insufficient capital position in Farm Credit’s view, coupled with our present inability to provide a significant contribution of capital, and (b) the unwillingness of Farm Credit and the rest of our existing lender group to incur additional lending exposure considering the uncertainty of the profit margins in the biodiesel industry and our ability to tolerate additional risk.

Other Strategic Alternatives

We retained William Blair also to act as our financial advisor in connection with the possible merger or sale of all or a portion of our capital stock or assets or other business combination (a Business Combination). During the three months ended March 31, 2009, William Blair contacted approximately 130 potential strategic and financial buyers located in North America, South America, Europe and Asia seeking interest in a Business Combination.  Although William Blair received 13 preliminary indications of interest, for a variety of reasons, none of these potential buyers submitted a bid proposing a Business Combination.  On August 21, 2009 we terminated William Blair’s engagement. We have had no subsequent success in arranging a Business Combination.

Farm Credit has obtained a Decree of Foreclosure which will ultimately result in the conveyance of our real estate and Plant to Farm Credit, if the foreclosure proceedings are concluded before the indebtedness under the Restated Term Loan Agreement could be otherwise repaid or restructured in or outside of bankruptcy proceedings. Conclusion of the foreclosure process will have a material adverse impact on our financial condition and results of operations, result in the loss of the most of our operating assets and a permanent shut-down of our plant and cause our members to lose all of their investment in East Fork.

Farm Credit’s foreclosure proceeding makes it very unlikely that we will be able to obtain working capital financing. As a result, we have not been exploring obtaining just working capital financing, but instead have explored obtaining additional investment, including our private placement of convertible debt, to implement pretreatment, provide operating capital and to restructure our Restated Term Loan Agreement.

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

Private Offering

On January 24, 2010, our Board commenced, with the assistance of Corval, a private offering of  convertible debt to obtain additional capital which will allow us, if we are successful, to:

•	modify our plant to produce biodiesel from a greater variety of feedstocks (pretreatment),
•	obtain working capital,
•	make certain debt service payments, and
•	pay interim operating expenses,

all in an effort to avoid sale of our real estate and Plant in foreclosure and/or bankruptcy proceedings.

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

On April 28, 2010, the Company’s Board of Directors approved an extension of the private offering termination date from April 30, 2010 until June 29, 2010.

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

We intend to work with a construction team consisting of the Weitz Company, BSI Engineering and Crown Iron Works to modify our existing plant to enable it to process a wide variety of feedstocks, including corn oil, into biodiesel, if a sufficient amount is subscribed under our debt offering. We expect that this team will enable us to modify the plant with minimal technology risk.  However, we have not yet entered into agreements with any of these parties for construction of the plant modifications.

Our ability to process alternative feedstocks and establish reliable supplies of these materials is critical to our future.  With the assistance of Corval, we are focused on establishing supply agreements with multiple sources of alternative feedstocks, including animal fat suppliers and ethanol producers, that are or will be extracting crude corn oil as part of their production process, as well as with brokers and marketers representing producers of these materials.  Our approach is designed to offer financial motivation as well as a reliable outlet for crude fats and oils provided by these suppliers over a defined period of time.

We intend to retain the services of Superior Feed, LLC (Superior), as a feedstock broker to assist in procuring and financing our feedstocks and marketing some of the byproducts we produce, such as glycerin and concentrated FFAs, if a sufficient amount is subscribed under our convertible debt offering. Superior is a North American oils and fats broker located in Waconia, Minnesota. Superior currently markets oils and fats, specifically the feedstocks we expect to procure, into multiple animal feed markets and to multiple biodiesel plants, including REG’s Iowa biodiesel plants.  We continue to pursue oil supply.

On April 7, 2010, we signed an agreement with Mansfield Oil Company (Mansfield), based in Bloomington, MN, to market our fuel if we return to operation.  Mansfield gives us the ability to manage and forecast our costs and margins and its access to a nationwide market consisting of refiners and blenders in every region of the country. We have confidence in Mansfield’s ability to secure the best customers for our product.

On December 31, 2009, we notified Renewable Energy Group, Inc. (REG) of our termination of the 2006 Management and Operational Services Agreement, as amended (the Management Agreement) with REG effective December 31, 2010.

Under the Management Agreement, in addition to Superior and Mansfield, we expect that we will be able to find replacements for the other services REG has provided us on terms at least as favorable as those existing under the Management Agreement.

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

At this point we have not finalized supply agreements with ethanol facilities, but the interest from these groups remains encouraging.  The hurdle we find ourselves facing today is the continued delay in renewal of the biodiesel blenders credit.  Although we have several ethanol groups expressing their interest in our approach to secure their corn oil as part of our restructuring plan, they have been hesitant to move forward, as the presence or absence of the blenders credit yields significantly different results to the ethanol facilities with respect to the value they will be paid by us for their oil.  We remain optimistic that this credit will be renewed.  One of the conditions for us to move forward in discussions with sources of funding is securing the corn oil commitments.

We may consider pursuing other alternatives in addition to those noted above.  Given the current uncertainties in the credit and commodity markets and in the biodiesel industry and Farm Credit’s foreclosure proceedings, whether these efforts will be successful is uncertain.

Distributions to Unit Holders

As of March 31, 2010, our board of directors has not declared any dividends.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and reported revenues and expenses.

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

Although we believe our derivative positions are economic hedges, none have been designated as hedges for accounting purposes. Therefore, derivative positions are recorded on our balance sheet at their fair market value, with changes in fair value recognized in the statements of operations. Due to the continued shut down of our plant, we have not had any open positions since 2008. We recognized a net loss of $843,646 during the period from inception to March 31, 2010.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to our estimated fair market value based on the best information available. Considerable management judgment is necessary to estimate fair value and the discounted future cash flows and these estimates may differ from actual cash flows.

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

PART II - OTHER INFORMATION

Item 1.                 Legal Proceedings.

As noted, on April 29, 2010, the Decree of Foreclosure was entered against the Company.  The Decree of Foreclosure relates to a June 22, 2009 Petition for Foreclosure filed by Farm Credit.  Farm Credit’s Petition resulted from our failure to make a $1,825,000 principal payment to Farm Credit which was due on May 20, 2009 under our $24,500,000 Restated Term Loan Agreement.  The Decree of Foreclosure granted judgment against the Company in the amount of $24,500,000, together with accrued interest as of February 16, 2010 in the amount of $1,236,392 for a total of $25,736,392, plus beginning May 21, 2009, CoBank has been accruing interest under our Restated Term Loan Agreement at the rate of interest in the amount of $5,198 per diem.

We and Farm Credit agree that the indebtedness stated in the Decree of Foreclosure is overstated by $256,111.  We are  entitled  a  credit against the judgment in  the amount of  $256,111 due  to a  withdrawal from  an escrow applied by Farm Credit to the  indebtedness.  Following application of  that credit, the revised per diem interest is $5,141.

As of May 15, 2010, the amount of Farm Credit’s judgment against us is $25,965,889, plus attorney’s fees and other expenses they are entitled under the Restated Term Loan Agreement.

The Decree of Foreclosure stated that Farm Credit has not waived a deficiency judgment against us and that Farm Credit is entitled to a deficiency judgment against us.  The Decree of Foreclosure further stated that special execution may issue for sale of the real estate and Plant and that we will have 12 months to redeem our interest in the real estate and Plant.  We and Farm Credit have agreed that Farm Credit will defer execution on a foreclosure judgment until June 1, 2010 in exchange for our agreement to maintain the real estate and Plant until June 1, 2010.

We expect that Farm Credit will proceed with efforts to schedule a sheriff’s sale sometime after June 1, 2010.  The 12-month redemption period will run from the date that the sale occurs.  If, at the sheriff’s sale, Farm Credit  bids in less than the total amount of our indebtedness, then Farm Credit will have a “deficiency judgment” that it can pursue against our property other than the real estate and Plant, such as our remaining cash.

We may need to consider filing bankruptcy reorganization proceedings in order to delay the sheriff’s sale and efforts to obtain and enforce a deficiency judgment.  However, if we do so, we expect that Farm Credit may seek early relief from any bankruptcy stay alleging that we have no equity in the real estate and Plant and no reasonable prospects of reorganization. We project that we will exhaust our remaining available cash by as early as July 1, 2010 and no later than August 31, 2010, unless our private offering of convertible debt is successful.

Farm Credit’s Decree of Foreclosure will ultimately result in the conveyance of our real estate and Plant to Farm Credit, if the foreclosure proceedings are concluded before the indebtedness under the Restated Term Loan Agreement could be otherwise repaid or restructured in or outside of bankruptcy proceedings. Conclusion of the foreclosure process will have a material adverse impact on our financial condition and results of operations, result in the loss of the most of our operating assets and a permanent shut-down of our plant and cause our members to lose all of their investment in the Company.

Item 1A.             Risk Factors. In addition to the risks affecting us discussed below and “Forward-Looking Statements” above, please refer to the other risks affecting us described in our Annual Report on Form 10-K for the year ended September 30, 2009, filed with the U.S. Securities and Exchange Commission.

We may not be successful in our capital raising efforts.  On January 24, 2010, our Board commenced a private offering of convertible debt to obtain additional capital, all in an effort to avoid Farm Credit’s completion of the foreclosure proceedings and/or avoid bankruptcy or dissolution proceedings.

The convertible debt will not be registered under the Securities Act of 1933, as amended (the Securities Act) and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  The offering is being made to accredited investors, as defined in Regulation D of the Securities Act, including our existing members who qualify.  The net proceeds from the offering, depending upon whether a sufficient amount is subscribed, will be used to make plant modifications for pretreatment, as well as for working capital, to service our debt and pay our interim operating expenses.  The offering is for a minimum principal amount of $17,000,000 and a maximum of $27,500,000 of the convertible debt, which upon conversion could result in the issuance of approximately 290,000 to 470,000 additional units.  On April 28, 2010, our Board of Directors approved an extension of the private offering termination date from April 30, 2010 until June 29, 2010.  Our capital raising efforts may not be successful.

If we are unsuccessful in our capital raising efforts, we may need to seek Bankruptcy Court Protection or Judicial Dissolution.  We expect that Farm Credit will proceed with efforts to schedule a sheriff’s sale sometime after June 1, 2010.  As noted, we may need to consider filing bankruptcy reorganization proceedings in order to delay the sheriff’s sale.  See Part II, Item 1 above.

If we are unable to secure additional capital through our offering of convertible debt, bankruptcy proceedings may not be the best course of action and instead we may elect to commence dissolution proceedings under Iowa law (Judicial Dissolution).  Under Iowa law, upon application by or for a member, the District Court of Kossuth County, Iowa may decree judicial dissolution of East Fork if the court determines that it is not reasonably practicable to carry on our business in conformity with our Articles of Organization or our Second Amended and Restated Operating Agreement.  Judicial Dissolution would cause us to cease operations completely, the foreclosure proceedings would proceed, our redemption rights would expire and our members would lose all of their investment in the Company.

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

As of March 31, 2010, $24,243,889 was outstanding under the Restated Term Loan Agreement.

The Court’s Decree of Foreclosure granted judgment against the Company in the amount of $24,500,000, together with accrued interest as of February 16, 2010 in the amount of $1,236,392 for a total of $25,736,392, plus beginning May 21, 2009, CoBank has been accruing interest under our Restated Term Loan Agreement at the rate of interest in the amount of $5,198 per diem.

We and Farm Credit agree that the indebtedness stated in the Decree of Foreclosure is overstated by $256,111.  We are  entitled  a  credit against the judgment in  the amount of  $256,111 due  to a  withdrawal from  an escrow applied by Farm Credit to the  indebtedness.  Following application of  that credit, the revised per diem interest is $5,141.

As of May 15, 2010, the amount of Farm Credit’s judgment against us is $25,965,889, plus attorney’s fees and other expenses to which they are entitled under the Restated Term Loan Agreement.   See also Part II, Item 1 “Legal Proceedings” and Item 1A “Risk Factors” above.

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

EAST FORK BIODIESEL, LLC

Date: May 17, 2010	By:	/s/Chris L. Daniel
Chris L. Daniel
	Its:	Chief Executive Officer