Form 10-Q
period 2010-06-30
EAST FORK BIODIESEL, LLC
filed 2010-08-24
CIK 1424804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File 272199 100

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

As of June 30, 2010, there were 49,159 limited liability company membership units issued and outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements by the Company regarding its judicial dissolution process under Iowa Code Section 490A, Subchapter XIII of the Iowa Limited Liability Company Act (the LLC Act) and foreclosure proceedings, as well as other statements of management’s expectations, anticipations, beliefs, plans, intentions, targets, estimates, or projections and similar expressions relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements in some cases can be identified by their being preceded by, followed by or containing words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” and other similar expressions. Forward-looking statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements are not guarantees of the Company’s future performance and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by any forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this Form 10-Q.  Except as required by law, the Company undertakes no obligation to update any forward-looking statements.

Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by any forward-looking statements include the following:

•	the Company’s ability to collect its remaining assets;
•	the Company’s ability to fund the winding up of its affairs, liquidating its assets and distributing its assets under the LLC Act;
•	the Company’s expectation that there will not be any monies or assets available to distribute to its members as part of the winding up of its affairs under the LLC Act; and
•
the Company’s ability to obtain court approval of motions with respect to its application for dissolution prosecuted by the Company from time to time and obtain a Decree of Dissolution and file Articles of Dissolution with the Secretary of State of the State of Iowa under the LLC Act.

No assurance can be given as to the amounts, if any, that ultimately will be distributed with respect to the Company’s liabilities to creditors. Accordingly, the Company urges that the appropriate caution be exercised with respect to existing and future investments in any of these liabilities.

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Unaudited Balance Sheets
	June 30,	September 30,
Assets (Note 2)	2010	2009
Current Assets:
Cash and cash equivalents	$124,825	$1,281,250
Restricted cash with lender (Note 2)	-	265,910
Inventory	70,300	70,300
Prepaid expenses	151,502	50,133
Total current assets	346,627	1,667,593

Property and Equipment:
Land	539,291	539,291
Plant and processing equipment	60,168,378	59,317,164
Office building, furniture and fixtures	489,154	489,154
	61,196,823	60,345,609
Accumulated depreciation including impairment charge	37,075,592	35,645,609
	24,121,231	24,700,000

Other Asset,
restricted cash in escrow	-	518,789
	$24,467,858	$26,886,382

Liabilities and Members' Equity (Deficit)
Current Liabilities:
Current maturities of long-term debt (Note 2)	$24,508,889	$24,800,000
Accrued interest payable	1,957,700	524,300
Accounts payable and accrued expenses	2,884,915	68,193
Total current liabilities	29,351,504	25,392,493

Commitments (Notes 4, 5 and 6)

Members' Equity (Deficit):
Member contributions, net of issuance costs, units outstanding
June 30, 2010 and September 30, 2009 49,159	44,115,810	44,115,810
Deficit accumulated during the development stage	(48,999,456)	(42,621,921)
	(4,883,646)	1,493,889
	$24,467,858	$26,886,382

The accompanying Notes are an integral part of the Unaudited Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Unaudited Statements of Operations
					January 5, 2006
					(Date of
	Three Months Ended		Nine Months Ended		Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010
Revenues:
Sales (Note 5)	$-	$-	$1,532	$-	$3,652,783
Federal incentives	-	-	-	-	994,804
Rental Income	-	41,730	-	55,830	82,830
	-	41,730	1,532	55,830	4,730,417

Expenses:
Cost of sales, including plant operating expenses	535,278	658,464	1,620,451	2,809,730	13,159,576
Impairment of plant and processing equipment	-	-	-	20,224,067	29,364,430
Loss on natural gas delivery contract	2,305,631	-	2,305,631	-	2,305,631
Loss on sale contract	-	-	-	-	158,000
Loss on derivative instruments	-	-	-	-	843,696
Consulting fees (Note 3)	-	-	-	-	284,359
General and administrative	245,176	265,093	928,024	1,293,312	4,624,096
	3,086,085	923,557	4,854,106	24,327,109	50,739,788

Loss before other income (expense)	(3,086,085)	(881,827)	(4,852,574)	(24,271,279)	(46,009,371)

Other income (expense):
Grants and other income	-	1,651	395	48,445	93,748
Interest income	1,513	6,412	8,154	18,895	1,322,615
Interest expense	(557,981)	(490,322)	(1,533,510)	(1,079,970)	(4,406,448)
	(556,468)	(482,269)	(1,524,961)	(1,012,630)	(2,990,085)
Net (loss)	$(3,642,553)	$(1,364,096)	$(6,377,535)	$(25,283,909)	$(48,999,456)

Weighted average basic and diluted units outstanding	49,159	49,159	49,159	49,159	43,061

Net income (loss) per unit - basic and diluted	$(74.10)	$(27.75)	$(129.73)	$(514.33)	$(1,137.91)

The accompanying Notes are an integral part of the Unaudited Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Unaudited Statements of Cash Flows
			January 5, 2006
			(Date of
	Nine Months Ended		Inception) to
	June 30,	June 30,	June 30,
	2010	2009	2010
Cash Flows from Operating Activities:
Net (loss)	$(6,377,535)	$(25,283,909)	$(48,999,456)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	1,429,983	2,517,279	7,756,670
Amortization	90,281	168,808	456,652
Impairment of plant and processing equipment	-	20,224,067	29,364,430
Member units earned for consulting services	-	-	50,000
Changes in working capital components:
Decrease in receivables	-	29,635	-
Decrease (increase) in inventories	-	15,742	(70,300)
(Increase) in prepaid expenses	(101,369)	(54,354)	(151,502)
Increase (decrease) in accounts payable and accrued expenses	3,398,908	(101,878)	3,991,401
Net cash (used in) operating activities	(1,559,732)	(2,484,610)	(7,602,105)

Cash Flows from Investing Activities:
Purchase and construction of property and equipment,
net of sales tax refund	-	258,048	(58,363,351)
(Increase) decrease in restricted cash with lender	265,910	(278,988)	-
(Increase) decrease in restricted cash in escrow, net	518,789	33,800	-
Net cash provided by (used in) investing activities	784,699	12,860	(58,363,351)

Cash Flows from Financing Activities:
Issuance of membership units	-	-	42,281,166
Collection of membership unit subscription receivable	-	-	156,267
Payments of offering costs	-	-	(371,623)
Payments of financing costs	(90,281)	-	(484,418)
Payments of long-term debt	(291,111)	(45,000)	(391,111)
Proceeds from long-term borrowings	-	4,000,000	24,900,000
Net cash provided by (used in) financing activities	(381,392)	3,955,000	66,090,281

Net increase (decrease) in cash and cash equivalents	(1,156,425)	1,483,250	124,825

Cash and cash equivalents:
Beginning	1,281,250	124,073	-
Ending	$124,825	$1,607,323	$124,825

Supplemental Disclosure of Cash Flow Information,
cash payments for interest, net of amount capitalized	$9,829	$960,099	$1,992,096

The accompanying Notes are an integral part of the Unaudited Financial Statements.

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1.	Nature of Business, Basis of Presentation and Significant Accounting Policies

Nature of business:

East Fork Biodiesel, LLC (the Company), located in Algona, Iowa, was formed on January 5, 2006 to pool investors to build a 60 million gallon annual production biodiesel manufacturing plant. The Company had been in the development stage with its efforts being principally devoted to organizational, equity-raising activities and construction of the biodiesel plant. The plant was substantially complete and started production on December 5, 2007 to verify the production capabilities of the plant. In December the plant produced approximately 1.1 million gallons of biodiesel and then shut down due to adverse market conditions (See Note 6 and Note 7).

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

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1.           Nature of Business, Basis of Presentation and Significant Accounting Policies (Continued)

Receivables are considered past due based upon payment terms set forth at the date of the related sale. There are no outstanding receivables as of June 30, 2010.

Inventory: Inventory is valued at the lower of cost or market using the first-in, first out (FIFO) method. Inventory consists of the following as of June 30, 2010 and September 30, 2009:

	June 30,	September 30,
	2010	2009

Raw material	$ 70,300	$ 70,300
Finished goods	-	-
	$ 70,300	$ 70,300

Property and equipment: Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years

Plant and process equipment	15-20
Office building	20
Office equipment	3 - 7
Other equipment	3 - 7

Maintenance and repairs are expensed as incurred and major improvements and betterments are capitalized. As of June 30, 2010, the Company has capitalized $345,416 of interest and financing costs in property and equipment.

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

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1.           Nature of Business, Basis of Presentation and Significant Accounting Policies (Continued)

Natural gas delivery contract and restricted cash in escrow:  In September 2006, the Company executed an agreement with Northern Natural Gas Company (Northern, and Natural Gas Agreement) to provide the natural gas required by the Company for a period commencing on August 1, 2007 and continuing for a period of 15 years. The Natural Gas Agreement was amended in October 2006 to delay the start date until November 1, 2007. The Company paid a monthly delivery charge plus the applicable maximum rates and surcharges under the applicable rate schedule on file with the Iowa Commerce Commission for the gas that it uses. The Natural Gas Agreement reserved pipeline capacity of 984 dekatherms/day, at a cost of approximately $15,000 per month.

The Natural Gas Agreement requires a restricted escrow balance of $518,789 consisting of a $45,589 deposit and $473,200 to cover storage transportation and/or construction of the town border station. Under the terms of the Natural Gas Agreement the escrow will be released annually beginning on October 1, 2008 at the discretion of Northern but no less than 1/15 of the original deposit of $507,000 to cover storage transportation and/or construction of the town border station. During the quarter ended March 31, 2010, $33,870 of this escrow was released.

On August 6, 2010, Northern declared the Company in default under the Natural Gas Agreement due to the Company’s failure to pay for services for March 2010 thru June 2010 and accelerated the total amount due under the Natural Gas Agreement.  During the quarter ended June 30, 2010, a loss on the Natural Gas Agreement of $2,305,631 was recorded and the remaining balance of the escrow account in the amount of $484,919 was applied to this obligation.

Deferred financing costs:  Expenditures directly related to securing long-term financing are recorded as a deferred cost on the balance sheet. These costs are being amortized using the effective interest method over the term of the Company’s Restated Term Loan Agreement discussed in Note 2. As a result of the Company’s default under its Restated Term Loan Agreement discussed in Note 2, the lender has terminated any commitment to the Company and accelerated the due date of the unpaid principal balance outstanding. The remaining $134,086 of deferred financing costs was included in interest expense for the year ended September 30, 2009. During the nine month period ending June 30, 2010 the Company incurred deferred financing costs of $90,281 relating to a proposed private placement of subordinated unsecured notes convertible into the Company’s membership units (convertible debt).  On June 29, 2010, the private placement terminated according to its terms because the offering did not meet certain of its conditions to closing, including the required minimum subscription level.  Given the lack of success the Company experienced, on July 1, 2010, the escrow agent returned all deposits received from parties who had executed a subscription agreement.  The $90,281 of deferred financing costs were included in interest expense for the quarter ended June 30, 2010.

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

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1.           Nature of Business, Basis of Presentation and Significant Accounting Policies (Continued)

Although the Company believes its derivative positions are economic hedges, none have been designated as hedges for accounting purposes. Therefore, derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in the statement of operations. Due to the current plant shutdown, the Company has not had any open positions since 2008. The Company recognized a net loss of $843,696 during the period of inception to June 30, 2010.

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

Interest was calculated by multiplying the actual number of days elapsed in the period for which interest is being calculated based on a 360-day year.

The credit agreement also contained an event of default if the lender determined that there had been a material adverse change in the Company’s financial condition, results of operations, or ability to perform its obligations under the credit agreement. In November 2007, the Company was informed by its lender that the senior credit facility was considered to be a distressed loan subject to restructuring. The lender refused to make further advances under the facility.

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

•
Principal payments in the individual amounts of $912,500 due May 20, 2008, August 20, 2008 and November 20, 2008 were deferred with quarterly principal payments of $912,500 resuming and being due on February 20, 2009, and due quarterly thereafter. The due date for the final payment was to be August 20, 2015.

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

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 2.           Long-Term Debt (Continued)

On February 20, 2009, the Company was granted a payment deferral until May 20, 2009 of its $912,500 quarterly principal payment due February 20, 2009. As part of the Restated Term Loan Agreement, the Company deposited $460,000 with the agent for the lender to be used for monthly interest and other fees due the lender. In December 2009, $256,111 was withdrawn by the lender and applied as a principal payment on the loan. As of June 30, 2010, the balance in this account was zero.

On May 20, 2009 the Company had a scheduled principal payment due of $1,825,000. This payment was not made as the Company did not have sufficient unrestricted cash. On May 26, 2009, the lender declared the Company in default and on June 22, 2009 the lender initiated foreclosure proceedings against the Company’s mortgaged real estate and related plant, fixtures and attached equipment (collectively, the real estate and Plant).

On April 29, 2010, Summary Judgment and Decree of Foreclosure (Decree of Foreclosure) was entered against the Company by the Iowa District Court for Kossuth County, Iowa.  The Decree of Foreclosure granted judgment against the Company in the amount of $24,500,000, together with accrued interest as of February 16, 2010 in the amount of $1,236,392 for a total of $25,736,392, plus beginning May 21, 2009, Farm Credit has been accruing interest under the Restated Term Loan Agreement at the rate of interest in the amount of $5,198 per diem.  Previously, the Company and Farm Credit agreed that the indebtedness stated in the Decree of Foreclosure is overstated by $256,111.  The Company is entitled to a credit against the judgment in the amount of $256,111 due to a withdrawal from an escrow applied by Farm Credit to the indebtedness.  The Second Amended Decree (as defined in Note 7) amends the amount of Farm Credit’s judgment to reflect these agreements (See Note 7).

As a result of the default, the lender increased the interest rate on the borrowings by 4.0%, effective May 21, 2009. As of June 30, 2010, $24,000,000 of the borrowings were at the LIBOR option of 7.625% and $243,889 of the borrowings were at the Agent Base Rate option of 8.50%.

As of June 30, 2010, $24,243,889 was outstanding under the Restated Term Loan Agreement.

In June 2006, the Company entered into a financial assistance contract with the Iowa Department of Economic Development (IDED) whereby the Company was awarded a $100,000 forgivable loan and a $300,000 non-interest bearing loan. The Company was obligated to create 36 full-time equivalent jobs, with 30 of the created jobs having starting wages, including benefits, that meet or exceed $16.09 per hour with an average rate per hour including benefits of $19.47. The Company was also required to execute promissory notes which outline the repayment obligations and terms and conditions of each loan. The agreement provides for a monthly principal payment of $5,000 per month. The occurrence of a default under the Restated Term Loan Agreement also constituted an event of default under the contract which would allow IDED, at its option, to provide a notice of default which among other things would result in the amount being immediately due and payable and impose a 6% annual default interest rate.

In May 2010, IDED declared the Company in default due to the Company’s failure to fulfill the requirements of the financial assistance contract.  The last principal payment made by the Company was $5,000 in April 2010.  As of June 30, 2010, $265,000 was outstanding.

The Default Notice advised the Company that since it was unable to cure these defaults, and because 100% of the  Company’s job obligations were not fulfilled, full repayment of the Repayable Loan and Forgivable Loan with the shortfall percentage of 6% must be paid.  The Repayable  Loan and Forgivable Loan amounts now due and owing ($165,000 and $100,000, respectively) have been blended together to reflect a total outstanding balance at an effective interest rate of 5.7%

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 2.           Long-Term Debt (Continued)

which will amortized over the remaining term of the Repayable Loan with monthly payments through January 1, 2013.  The first payment of $9,170 was due July 1, 2010.

The primary benefit under the Company’s EZ Funding Agreement with IDED is investment tax credits to the members.  The investment tax credits total $5.2 million and are claimed by  members over a five-year period beginning July 1, 2007 in the amount of $1,041,000 each December 31st.  The annual credits were included on members’ Schedule K-1 (Partner’s Share of Income, Deductions, Credits, etc.) for calendar years 2007, 2008 and 2009.  In addition, under the EZ Funding Agreement, the Company was entitled to receive certain enterprise zone benefits, including value-added property tax exemption and a refund in the amount of $851,214 of Iowa sales and use taxes paid to contractors, subcontractors and suppliers.

Because the Company failed to meet the job creation requirements by July 31, 2010, the Iowa Department of Revenue and Kossuth County Enterprise Zone Commission have the authority to take action to recover the value of the taxes and incentives provided under the EZ Funding Agreement.  To date, neither the Iowa Department of Revenue nor Kossuth County Enterprise Zone Commission has taken any action to recover these amounts.

As of June 30, 2010, the Company accrued the sales tax obligation.

Note 3.	Related Party Transactions

The Company paid a consulting company owned by a member for project coordination, administration and consulting services, under the terms of an unwritten, month-to-month consulting arrangement. The member is also the President, former Chairman and current member of the Board of Directors. From inception through June 30, 2010, the Company incurred consulting charges of approximately $99,300 under this agreement. For the three and nine month periods ended June 30, 2010 and 2009 no costs were incurred under the agreement.

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

Note 4	Commitments and Contingencies

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

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 4	Commitments and Contingencies (continued)

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

On August 25, 2009 as amended on January 7, 2010, the Company entered into an agreement with Corval Group, Inc. to provide advisory and consulting services in connection with the restructuring of the Company. The agreement automatically renews for successive one-month terms until one of the parties provides the other with a notice of termination. If the Company had been successful in raising the new capital discussed in Note 6, upon closing of the offering, Corval would have received the following; (1) a success fee of $750,000 less Corval’s monthly fees paid by the Company; (2) 2,458 membership units from the Company; and (3) for each of the first five years following completion of the plant improvements and commencement of production, Corval would have received payments equal to 1% of the net income, to be computed and payable annually.  On June 2, 2010, the Company made what it believes is the final payment due to Corval under the agreement.

Note 5	Major Customer

On September 26, 2006, the Company entered into a Management and Operational Services Agreement with Renewable Energy Group, LLC. Under the agreement Renewable Energy Group will place the Company’s general and operations managers, acquire feedstocks and basic chemicals necessary for the operation of the facility, and perform the administrative, sales and marketing functions for the Company. In exchange for these services, the Company has agreed to pay Renewable Energy Group a flat monthly fee ("flat fee") and a per-gallon rate fee ("rate fee"). For the first month in which the Company’s biodiesel is produced and sold, and for six months thereafter (the "initial period"), it will pay a flat fee of $112,500, plus a $0.0175 rate fee for each gallon of biodiesel produced. For the first month after the initial period the Company will pay a flat fee of $172,500, plus a $0.0175 rate fee for each gallon of biodiesel produced. The flat fee and rate fee are adjusted beginning in the month following the first anniversary of the Company’s producing biodiesel for sale and annually for such month thereafter according to a complex formula based on movement in the Consumer Price Index for All-Urban Consumers, U.S. City Average, All Items, published by the United States Department of Labor. In addition to the flat fee and monthly fee, the Management Agreement also provides for the payment to Renewable Energy Group of a yearly bonus equal to 6% of the Company’s net income. The agreement has an initial term ending December 31, 2010 and it will continue thereafter unless either party gives written notice to the other of a proposed termination date at least 12 months in advance of the proposed termination date. On December 1, 2007, the Company and REG amended the Management Agreement to reduce the monthly fee to the amount of the compensation costs (including benefits) of the Company’s General Manager and Operations Manager while its plant is idle. Expense incurred under the agreement for the three and nine month periods ended June 30, 2010 were none and for the three and nine month periods ended June 30, 2009 were $2,849 and $50,121, respectively. Expense incurred under the agreement from inception through June 30, 2010 were $167,687. Sales of biodiesel and glycerin to REG since inception were $3,651,251. There was no accounts receivable due from REG as of June 30, 2010.

The Company has given notice to terminate the agreement effective December 31, 2010. On January 11, 2010 the Company received a response from REG disputing the validity of the termination notice. REG contends that the agreement cannot be terminated until a period of 3 years after initial production commences which, based on REG’s interpretation has not yet occurred.  On July 30, 2010, REG Services Group, LLC, as successor in interest to REG, notified the Company that REG had terminated the Management Agreement effective immediately.  REG asserted in its notice that the Company is unable to pay its debts as they mature, giving rise to REG’s right under the Management Agreement to terminate it immediately.

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 6.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Through June 30, 2010, the Company was in the development stage, has undertaken significant borrowings to finance the construction of its biodiesel plant and has experienced a significant increase in the cost of soybean oil which is currently the primary ingredient in the Company’s planned production of biodiesel. As a result of the small to negative margins for biodiesel produced from soybean oil, the Company suspended plant operations in December 2007 after initial testing and production start-up. The Company has not been able to obtain working capital funds to start-up the plant and operate profitably. On May 26, 2009, the lender’s agent declared the Company in default and on June 22, 2009 the lender initiated foreclosure proceedings against the Company’s plant, equipment, fixtures and real property.

The Sherriff’s sale of the Company’s real estate and Plant, together with all personal property subject to Farm Credit’s security agreement (collectively, Encumbered Real and Personal Property) is scheduled for September 7, 2010 which will result in the Company no longer owning the Encumbered Real and Personal Property.  Since the Company will not be able to operate, the Company is proceeding with plans for judicial dissolution of the limited liability company prior to December 29, 2010 (See Note 7).

To address the Company’s liquidity challenge, the Company was conducting a private offering of convertible debt to obtain additional capital. The convertible debt would not be registered under the Securities Act of 1933, as amended (the Securities Act) and could not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The offering was made to accredited investors, as defined in Regulation D of the Securities Act, including the Company’s existing members who qualified. The net proceeds from the offering, depending upon whether a sufficient amount was subscribed, would have been used to make plant modifications for pretreatment, as well as for working capital, to service the Company’s debt and pay its interim operating expenses. The offering was for a minimum principal amount of $17,000,000 and a maximum of $27,500,000 of the convertible debt.  On June 29, 2010 the private offering terminated according to its terms because the offering did not meet certain of its conditions to closing, including the required minimum subscription level.  Given the lack of success the Company experienced, on July 1, 2010 the escrow agent returned all deposits received from parties who had executed a subscription agreement.

Note 7.	Subsequent Events

On July 29, 2010, the Company and Farm Credit entered into the Turnover Agreement (Turnover Agreement).   The following is a summary of certain terms of the Turnover Agreement:

•	Farm Credit agreed to be solely responsible for the care, safekeeping, utilities, insurance and maintenance of the Encumbered Real and Personal Property.

•
The Company and Farm Credit agreed that the Company’s real estate is not agricultural land or used for an agricultural purpose as defined under Iowa law, thereby eliminating the Company’s right to redeem the Encumbered Real and Personal Property.

•	Farm Credit will promptly proceed with Special Execution and a Sheriff's Sale, which remains scheduled for September 7, 2010.

•
If Farm Credit is the highest bidder at the foreclosure sale and receives the sheriff's certificate deed, then from and after the receipt of the sheriff's certificate deed thru December 31, 2010, the Company will have a limited right of first refusal to repurchase the Encumbered Real and Personal Property. If Farm Credit proposes to sell the Encumbered Real and Personal Property, in a transaction other than a public auction through December 31, 2010, Farm Credit will first offer the Company the right to repurchase the Encumbered Real and Personal Property, on the same terms and at the same price that Farm Credit proposes to sell the Encumbered Real and Personal Property.

•	As of the foreclosure sale, the Company will waive its right to redeem the Encumbered Real and Personal Property from the Decree of Foreclosure, as clarified in the Second Amended Decree.

East Fork Biodiesel, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 7.	Subsequent Events (continued)

•
Typically, at the Sheriff’s Sale, Farm Credit would bid in less than the total amount of the Company’s indebtedness, and thereby be entitled to a “deficiency judgment” that it would pursue against the Company’s property other than the Encumbered Real and Personal Property, such as the Company’s remaining cash.  Instead, as of the foreclosure sale of the Encumbered Real and Personal Property, Farm Credit agreed to waive any claim or right to a deficiency judgment against the Company as clarified in the Second Amended Decree. Farm Credit has agreed to limit its judgment to claims against the Encumbered Real and Personal Property.

•
In exchange for the Company’s commitments under the Turnover Agreement, including the waiver of redemption rights, Farm Credit will pay $100,000 to the Company on September 8, 2010, which will be used to proceed with winding up of the Company’s affairs and liquidating its assets and distributing its assets under the LLC Act.

•
The Company retained its inventory and accounts receivable as well as certain personal property (such as cash, bank accounts, contract rights, etc.).  The Company had until August 20, 2010 to remove for resale its inventories of methanol and sodium methylate from the storage facilities at the Plant.  Although this deadline has passed, the Company is working with Farm Credit and the Company’s removal contractor to arrange removal of these inventories for resale by the Company on or before August 27, 2010.  If this is accomplished, the Company expects to receive approximately $18,000 (net of removal expenses) for these inventories.

•
In exchange for these agreements, (a) the Company, on its behalf and that of its members, officers, directors and successors and assigns, gave Farm Credit, its participating lenders and their respective officers, directors and successors and assigns, a general release of all known and unknown claims and disputes arising prior to July 29, 2010; and (b) Farm Credit, for itself, and its shareholders, members, officers, directors, successors and assigns, gave the Company and its members, officers, directors, successors and assigns a general release of all known and unknown claims and disputes arising prior to July 29, 2010.

On August 4, 2010, the Court entered the Amended Decree (First Amended Decree) in connection with Farm Credit’s foreclosure proceedings against the Encumbered Real and Personal Property.  The First Amended Decree was intended to reflect the agreements reached between the Company and Farm Credit under the Turnover Agreement.

On August 17, 2010, the Court entered the Second Amended Decree (Second Amended Decree) which conforms the First Amended Decree to the Turnover Agreement.  The Second Amended Decree reflects the Company’s waiver of its redemption rights and Farm Credit’s waiver of its rights to seek a deficiency judgment and amends the amount of the judgment against the Company to an amount of $24,243,889, together with accrued interest as of February 15, 2010 in the amount of $1,238,743 for a total of $25,482,632.  Also, the Second Amended Decree corrects the accrual of interest under the Company’s Restated Term Loan Agreement to the amount of $5,141 per diem.

On August 3, 2010, Kenneth M. Clark, a member and the Company’s President, applied to the Iowa District Court for Scott County for a Decree of Judicial Dissolution of the Company as permitted under the LLC Act.  Mr. Clark’s Application for Judicial Dissolution (the Application for Dissolution) stated that given the pending foreclosure proceedings against the Company’s Encumbered Real and Personal Property, it is not reasonably practicable to continue to carry on the Company’s business.

In the Company’s fourth fiscal quarter ended September 30, 2010, the Company will record the transfer of all Property and Equipment and Inventory that was not able to be reclaimed to Farm Credit, and the extinguishment of the obligation due Farm Credit including accrued interest payable.  In total, this will result in a reported gain to the Company, but will further restrict the Company’s ability to operate.

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

As noted, on April 29, 2010, the Decree of Foreclosure was entered against us.  On July 29, 2010 we and Farm Credit entered into the Turnover Agreement under which we voluntarily turned over possession of the Encumbered Real and Personal Property to Farm Credit on July 30, 2010.  Also, the Turnover Agreement provides that the Sheriff’s Levy and Sale of our Encumbered Real and Personal Property will occur on September 7, 2010.

Application for Dissolution

Our Board of Directors authorized the filing of the Application for Dissolution and determined that, under the Company’s circumstances, it was appropriate to seek judicial dissolution of the Company and to wind up its affairs.  Further, the Application for Dissolution stated that the Company is in no financial position to pay Farm Credit’s judgment, redeem our Encumbered Real and Personal Property from foreclosure or to otherwise reorganize and carry on our business affairs.

The Board of Directors designated Chris L. Daniel, our Chief Executive Officer, to act as Liquidator in accordance with the Company’s First Amended and Restated Operating Agreement, to proceed with winding up our affairs and liquidating our assets and distributing our assets under the LLC Act.

Certain Factors Leading to Dissolution

What follows is a summary of some of the factors leading up to the Board’s decision to apply to the  court for judicial dissolution:

On November 29, 2007, when we were notified by Farm Credit of our “distressed loan” status, Farm Credit had made available to us (a) a $17,539,646 advance against the $24,500,000 maximum of our Term Loan, and (b) $260,378 advance against the $12,000,000 maximum of our Revolving Loan.  On that date, our access to the remaining balances of these loans was terminated.  Since then our plant has remained idle.

We have not had revenues from operations from our inception in January 2006 through June 30, 2010, except for the sale of the product produced during our testing phase.  Our lack of revenues has drained our liquidity.

Our efforts to obtain replacement financing have been hampered by the significant increase in the cost of soybean oil in late 2007, the primary ingredient in our planned production of biodiesel.  With the high cost of soybean oil at that time, the small to negative margins for biodiesel produced from soybean oil, it made little sense to commence operations.

We would have been able to operate at positive margins throughout several months of 2008 and 2009, if operating capital had been available to us.

However, the market conditions as of July 2010 would not allow us to operate the plant profitably with an input of 100% refined soybean oil, according to our management’s survey.  Based upon July 2010 commodity prices, we estimate the need for in excess of $20,000,000 in working capital financing to operate the plant at full capacity using refined soybean oil.  In order to modify our plant to produce biodiesel with lower cost feedstocks, we would have needed an additional $15,000,000.

Since 2008, we have made considerable but unsuccessful efforts to find replacement financing, as discussed below under “Working Capital Financing,” “New Financing” and “Private Offering.”  Also, we made considerable but unsuccessful efforts to find a merger partner or buyer of all or a portion of our capital stock or assets or other business combination.  See “Other Strategic Alternatives” below.

Other obstacles to our survival have included:

•	the United States economy entered a recession in the three months ended December 2007, according to the National Bureau of Economic Research,
•	the recession, coupled with the 2008-2009 financial crisis, resulted in a severe pullback in business credit and bank lending,
•
doubts about our ability to continue as a going concern expressed by our auditor since the issuance of our September 30, 2007 financial statements have made it difficult for us to obtain replacement and working capital financing, especially more recently given the distressed nature of the biodiesel industry, uncertainty of commodity prices and Farm Credit’s Decree of Foreclosure,

•	expiration of the $1 federal tax credit per gallon of pure biodiesel on December 31, 2009. See “Biodiesel Tax Credit” below,
•
our inability to produce biodiesel with lower cost feedstocks, due to our inability to obtain the financing necessary to modify our production capability.  See “Inability to Produce Biodiesel From Animal Fat” below, and

•	the imposition of substantial duties by the European Union on the import of U.S. biodiesel by European Union Members. See “European Union Duties” below.

Our inability to generate meaningful revenue has left us with little remaining liquidity.  As of July 31, 2010, we had $75,044 in unrestricted cash.

We are now permanently shut-down and we expect our Encumbered Real and Personal Property will be sold at foreclosure on September 7, 2010 at a Sheriff’s Sale with no right of redemption, and only limited rights of first refusal.  See “Financial Statements” in Item 1, Note 7, above.  We do not anticipate being able to have the funds sufficient to exercise these limited rights of first refusal to reacquire our Encumbered Real and Personal Property.  We do not expect there will be any monies or assets available to distribute to our members as part of the winding up of our affairs and liquidating and distributing our assets under the LLC Act.

Given these circumstances, we had no viable alternative but to file our Application for Dissolution with the Court.

These events will cause our members to lose all of their investment in the Company.

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

Results for Three Months Ended June 30, 2010

We have incurred an accumulated net loss of $48,999,456 from our inception in January 2006 through June 30, 2010. For the three months ended June 30, 2010 and 2009, our net loss was $3,642,553 and $1,364,096, respectively.  As noted in Item 1, Note 1, we recorded an impairment charge of $29,364,430 during the year ended September 30, 2009, $20,224,067 of which was recorded in the March 31, 2009 quarter.  The reasons for our continuing loss during this quarter include:

•	We had no revenues from sales of biodiesel and related federal incentives for the three months ended June 30, 2010 and 2009 due to the continued idling of our plant.

•
In December 2007, construction of our plant was completed and as a result we started to depreciate the assets and discontinued the capitalization of the construction period interest expense.  Prior to plant completion, we capitalized interest incurred as part of the construction costs. Depreciation and interest expense for the three months ended June 30, 2010 were $476,661 and $557,981, respectively. Depreciation and interest expense for the three months ended June 30, 2009 were $579,816 and $490,322, respectively. The increase in interest expense between the two periods is primarily due to Farm Credit’s imposition of default interest on May 21, 2009.  The reduction in the depreciation expense was the result of the reduction in the net book value of our fixed assets due to the previously discussed impairment charges.

•
General and administration expenses for the three months ended June 30, 2010 and June 30, 2009 were $245,176 and $265,093, respectively.  These expenses primarily consisted of professional fees incurred in connection with our SEC compliance matters, fees paid for exploring alternatives for the Company, foreclosure proceedings, ongoing bank and strategic negotiations, payroll and insurance.

•
During the quarter ended June 30, 2010, a loss on the Natural Gas Agreement of $2,305,631 was recorded and the remaining balance of the escrow account in the amount of $484,919 was applied to this obligation.  See “Default under Natural Gas Agreement” below.

Default under Natural Gas Agreement

In September 2006, we entered into the Natural Gas Agreement to provide us with natural gas for a period commencing on August 1, 2007 and continuing for a period of 15 years. The Natural Gas Agreement was amended in October 2006 to delay the start date until November 1, 2007. Under the Natural Gas Agreement we agreed to pay a monthly delivery charge plus the applicable maximum rates and surcharges under the applicable rate schedule on file with the Iowa Commerce Commission for the gas that we used. The Natural Gas Agreement reserved pipeline capacity of 984 dekatherms/day, at a cost of approximately $15,000 per month. We had hired a broker to market the excess pipeline capacity.

The Natural Gas Agreement required a restricted escrow balance of $518,789, consisting of a $45,589 deposit and $473,200 to cover storage transportation and/or construction of the town border station. Under the terms of the Natural Gas Agreement, the escrow was to be released annually beginning October 1, 2008 at the discretion of Northern but no less than 1/15 of the original deposit of $507,000 to cover storage transportation and/or construction of the town border station.  During the quarter ended March 31, 2010, $33,870 of the escrow was released.

On August 6, 2010, Northern declared us in default under the Natural Gas Agreement due to our failure to pay for services for March 2010 thru June 2010 and accelerated the total amount due under the Natural Gas Agreement in the amount of $2,305,631.  Northern then terminated the escrow account and applied the balance of $484,919 to the accelerated obligation.  During the quarter ended June 30, 2010, a loss on the Natural Gas Agreement of $2,305,631 was recorded and the remaining balance of the escrow account in the amount of $484,919 was applied to this obligation.  On August 13, 2010, Northern provided us with notice that we have until September 2, 2010 to remedy our default by paying Northern $1,820,712 and if this amount is not paid by such date our gas service will be terminated effective September 12, 2010.  Also, Northern required that we provide a $1,500 deposit by August 20, 2010 to avoid suspension of service.

As noted above, on July 29, 2010 we and Farm Credit entered into the Turnover Agreement under which we voluntarily turned over possession of the Encumbered Real and Personal Property to Farm Credit on July 30, 2010. Under the Turnover Agreement, Farm Credit agreed to be solely responsible for the care, safekeeping, utilities, insurance and maintenance of the Encumbered Real and Personal Property.  Therefore, we have not provided the $1,500 deposit.

Fourth Quarter Accounting Matters

In our fourth fiscal quarter ended September 30, 2010, we will record the transfer of all Property and Equipment and Inventory that could not be reclaimed to Farm Credit, the extinguishment of the obligation due Farm Credit including accrued interest payable and the loss of the Restricted Cash in Escrow.  In total, this will result in a reported gain to us, but will further restrict our ability to operate.

Product and Production Input Pricing

The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 75% to 90% of the overall cost of producing biodiesel. As a result, increased prices for feedstock greatly impact the biodiesel industry. Soybean oil is the most abundant oil feedstock available in the United States. The 20-year average price for soybean oil is approximately $0.24 per pound. Prices for feedstock have been quite volatile – most notable is soybean oil and methanol (which is used to a much lesser degree than soybean oil). Between January 2008 and July 2010, soybean oil has traded in a range of less than $0.30 to over $0.65 per pound delivered to Algona.  As of July 2010, refined soybean oil delivered to Algona is priced near $0.40 per pound, based on management’s estimates of market pricing.

Inability to Produce Biodiesel from Animal Fats

Many of our competitors have plants that can make biodiesel from animal fats as well as soybean oil.  The cost of soybean oil has precluded us from profitable operations throughout much of the time since we completed the successful test-phase of our plant.  Prior to the turnover of our Encumbered Real and Personal Property to Farm Credit, our plant technology was capable of converting multiple refined oils to biodiesel.  We could have converted alternative oils with a lower input cost, such as corn oil and animal fats, provided these oils, or others, met the input specifications for our biodiesel process. These materials are typically sold as a crude product. In order to have utilized these feedstocks at our facility, we would have been required to make additional capital investment to adapt and enable our plant to refine and pretreat these alternative feedstocks to meet feedstock input specifications for our biodiesel production process, known as pretreatment equipment.

Between January 2008 and July 2010, methanol pricing has ranged from $0.80 per gallon to $2.70 per gallon delivered to Algona.  As of July 2010, the price of methanol delivered to Algona was $1.21 per gallon.  The market price for B100 biodiesel has been equally volatile: since January 2008, the Upper Midwest market price for biodiesel has ranged from approximately $2.90 per gallon to a July 2008 spike near $5.20 per gallon -- approximately an 80% price variation.  These prices for biodiesel reflect the $1.00 federal tax credit per gallon of pure biodiesel or B100, which expired on December 31, 2009.  See “Biodiesel Blenders’ Tax Credit” below.  The Upper Midwest B100 pricing as of July 2010 approached $3.32 per gallon, on average, according to our management’s review of market pricing.

We were able to produce about approximately nine-tenths of one pound of glycerin for each gallon of biodiesel. From January 2008 to July 2010, crude glycerin pricing has ranged from approximately $0.04 to $0.45 per pound.  As of July 2010, the price of crude glycerin was reported to be selling at approximately $0.05 per pound, shipped FOB from our plant. Our soy oil-based glycerin commanded a higher price than glycerin generated by animal fat. The market conditions, as of July 2010 would not allow us to operate the plant profitably with an input of 100% refined soybean oil, according to our management’s survey. This situation is reflected by the overall reduction of biodiesel production to near 2006 levels.

European Union Duties

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

Prior to the filing of our Application for Dissolution, we believed the best long-range alternative was to secure feedstock for biodiesel plants that does not compete with food oils; one option that we believe holds particular promise is the use of corn oil generated as a co-product from ethanol processes. We believed that soybean oil, although food oil, would provide a bridge to the non-food oils such as corn oil from DDGS produced at ethanol plants. The recent high prices for soybean oil highlighted the need for us to use non-food oil.

We were unable to operate the plant given our inability to obtain working capital financing and refinancing of our Restated Term Loan Agreement. Based upon July 2010 commodity prices, we estimate the need for in excess of $20,000,000 in working capital financing to operate the plant at full capacity using refined soybean oil.

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

On January 24, 2010, our Board of Directors commenced, with the assistance of Corval, a private offering of convertible debt to obtain additional capital.  The offering was for a minimum principal amount of $17,000,000 and a maximum of $27,500,000 of the convertible debt.  On June 29, 2010, the private offering terminated according to its terms because the offering did not meet certain of its conditions to closing, including the required minimum subscription level of $17,000,000.  Given the lack of success we experienced, on July 1, 2010 the escrow agent returned all deposits received from parties who had executed a subscription agreement.  See “Private Offering” below.

Our efforts to obtain working capital financing from other potential sources have been unsuccessful and we are no longer pursuing these efforts.

Default Under 2007 Credit Agreement

On January 3, 2007, we executed a $36,500,000 Master Loan Agreement with Farm Credit and related loan supplements outstanding under such agreement. The Credit Agreement consisted of a $24,500,000 Construction and Term Loan dated as of January 30, 2007 (Term Loan) and a $12,000,000 Construction and Revolving Term Loan Supplement, all dated as of January 30, 2007 (Revolving Loan).

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

Default Under 2008 Restated Term Loan Agreement

As noted above, on February 20, 2009, Farm Credit granted us a payment deferral until May 20, 2009 of our $912,500 quarterly principal payment due February 20, 2009.  As part of the agreement, we deposited $460,000 with CoBank to be used for monthly interest and other fees due  under the Restated Term Loan Agreement.  As of December 31, 2009, all funds in this account had been expended.

Beginning May 21, 2009,  CoBank has been accruing interest under  our Restated Term Loan Agreement at the rate of $5,198 per day. At June 30, 2010 we had $1,957,700 in accrued interest not yet paid to Farm Credit.

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

On May 27, 2009, we were notified by CoBank that it had imposed, effective May 21, 2009, a default rate of interest, being 4% in excess of the rate(s) of interest that would otherwise apply, from time to time, on the $24,500,000 loan balance, as permitted by the Restated Term Loan Agreement.  Prior to CoBank’s declaration of default, interest on $24,000,000 of the loan balance accrued at an annual fixed rate equal to LIBOR at the date selected, plus 3.25% (LIBOR option), and interest on the remaining $500,000 of the loan balance accrued at a variable interest rate equal to the rate established by CoBank, plus three-quarters of one percent (0.75%) per annum (Agent Base Rule option).  As of June 30, 2010, $24,000,000 of the borrowings were at the LIBOR option of 7.625% and $243,889 of the borrowings were at the Agent Base Rate option of 8.50%.

We agreed to restrict our ability to incur cash expenses in excess of $400,000 in any month commencing in February 2009, without first obtaining Farm Credit’s approval which was not to be unreasonably withheld. Also, commencing in February 2009, we could not make expenditures for fixed assets nor make any distributions to our members, without further agreement of the parties. We were required to provide Farm Credit’s agent with additional documentation and budget reconciliations.

As of June 30, 2010, $24,243,889 was outstanding under the Restated Term Loan Agreement.

We record expenditures directly related to securing long-term financing as a deferred cost on our balance sheet. These costs were being amortized using the effective interest method over the term of our Restated Term Loan Agreement.  The remaining $134,086 of deferred financing costs was included in interest expense for the year ended September 30, 2009. During the nine-month period ending June 30, 2010 we incurred deferred financing costs of $90,281 relating to a proposed private placement of convertible subordinated unsecured notes (convertible debt).  The $90,281 of deferred financing costs were included in interest expense for the quarter ended June 30, 2010.

Decree of Foreclosure

On April 29, 2010, the Court granted the Decree of Foreclosure against the Company in the amount of $24,500,000, together with accrued interest as of February 16, 2010 in the amount of $1,236,392 for a total of $25,736,392.  Additionally, beginning May 21, 2009, CoBank has been accruing interest under our Restated Term Loan Agreement at the rate of interest in the amount of $5,198 per diem.  Previously, we and Farm Credit agreed that the indebtedness stated in the Decree of Foreclosure is overstated by $256,111.  We are entitled to a credit against the judgment in  the amount of  $256,111 due  to a withdrawal from escrow applied by Farm Credit to the  indebtedness.

The Decree of Foreclosure stated that Farm Credit had not waived a deficiency judgment against us and that Farm Credit was entitled to a deficiency judgment against us.  The Decree of Foreclosure further stated that special execution may issue for sale of the real estate and Plant and that we will have 12 months to redeem our interest in the real estate and Plant.  We and Farm Credit had agreed that Farm Credit would defer execution on a foreclosure judgment until June 1, 2010 in exchange for our agreement to maintain the real estate and Plant until June 1, 2010.

Turnover Agreement

On July 29, 2010, we and Farm Credit entered into the Turnover Agreement.  The following is a summary of certain terms of the Turnover Agreement:

•	Farm Credit agreed to be solely responsible for the care, safekeeping, utilities, insurance and maintenance of the Encumbered Real and Personal Property.

•
We and Farm Credit agreed that the Encumbered Real and Personal Property are not agricultural land or used for an agricultural purpose as defined under Iowa law, thereby eliminating  our right to redeem the Encumbered Real and Personal Property.

•	Farm Credit will promptly proceed with Special Execution and a Sheriff's Sale, which remains scheduled for September 7, 2010.

•
If Farm Credit is the highest bidder at the foreclosure sale and receives the sheriff's certificate deed, then from and after the receipt of the sheriff's certificate deed thru December 31, 2010, we will have a limited right of first refusal to repurchase the Encumbered Real and Personal Property. If Farm Credit proposes to sell the Encumbered Real and Personal Property, in a transaction other than a public auction through December 31, 2010, Farm Credit will first offer us the right to repurchase the Encumbered Real and Personal Property on the same terms and at the same price that Farm Credit proposes to sell the Encumbered Real and Personal Property.

•	As of the foreclosure sale, we will waive our right to redeem the Encumbered Real and Personal Property from the Decree of Foreclosure, as clarified in the Second Amended Decree.

•
Typically, at the Sheriff’s Sale, Farm Credit would bid in less than the total amount of our indebtedness, and thereby be entitled to a “deficiency judgment” that it would pursue against our property other than the Encumbered Real and Personal Property, such as our remaining cash.  Instead, as of the foreclosure sale of the Encumbered Real and Personal Property, Farm Credit agreed to waive any claim or right to a deficiency judgment against us as clarified in the Second Amended Decree. Farm Credit has agreed to limit its judgment to claims against the Encumbered Real and Personal Property.

•
In exchange for our commitments under the Turnover Agreement, including the waiver of redemption rights, Farm Credit will pay $100,000 to us on September 8, 2010, which will be used to proceed with winding up of our affairs and liquidating our assets and distributing our assets under the LLC Act.

•
We retained our inventory and accounts receivable as well as certain personal property (such as cash, bank accounts, contract rights, etc.).  We had until August 20, 2010 to remove for resale our inventories of methanol and sodium methylate from the storage facilities at the Plant.  Although this deadline has passed, we are working with Farm Credit and our removal contractor to arrange removal of these inventories for resale by us on or before August 27, 2010.  If this is accomplished, we expect to receive approximately $18,000 (net of removal expenses) for these inventories.

•
In exchange for these agreements, (a) we, on our behalf and that of our members, officers, directors and successors and assigns, gave Farm Credit, its participating lenders and their respective officers, directors and successors and assigns, a general release of all known and unknown claims and disputes arising prior to July 29, 2010; and (b) Farm Credit, for itself, and its shareholders, members, officers, directors, successors and assigns, gave us and our members, officers, directors, successors and assigns a general release of all known and unknown claims and disputes arising prior to July 29, 2010.

On August 4, 2010, the Court entered the First Amended Decree in connection with Farm Credit's foreclosure proceedings against our Encumbered Real and Personal Property.  The First Amended Decree was intended to reflect the agreements reached between us and Farm Credit under the Turnover Agreement.

On August 17, 2010, the Court entered the Second Amended Decree which conforms the First Amended Decree to the Turnover Agreement.  The Second Amended Decree reflects our waiver of our redemption rights and Farm Credit’s waiver of its rights to seek a deficiency judgment and amends the amount of the judgment against us to an amount of $24,243,889, together with accrued interest as of February 15, 2010 in the amount of $1,238,743 for a total of $25,482,632.  Also, the Second Amended Decree corrects the accrual of interest under our Restated Term Loan Agreement to the amount of $5,141 per diem.

We are now permanently shut-down and we expect our Encumbered Real and Personal Property will be sold at foreclosure on September 7, 2010 at a Sheriff’s Sale with no right of redemption, and only limited rights of first refusal described above.  We do not anticipate being able to have the funds sufficient to exercise these limited rights of first refusal to reacquire our Encumbered Real and Personal Property.  We do not expect there will be any monies or assets available to distribute to our members as part of the winding up of our affairs and liquidating and distributing our assets under the LLC Act.

Liquidity and Available Cash

Our February 2009 payment deferral agreement required us to make a principal payment in the amount of $1,825,000 on May 20, 2009.  On May 20th we had unrestricted cash of approximately $1,710,000, and did not make our $1,825,000 payment to Farm Credit due on that date because we did not have adequate funds. As of June 30, 2010, we had current assets of $346,627  We have drawn all available amounts under our Restated Term Loan Agreement.  As of July 31, 2010, we had

$75,044 in unrestricted cash.  We project that we will exhaust our remaining available cash no later than December 2010.

State of Iowa Loans

In June 2006, we entered into a  Master Contract Agreement (the Master Contract) with the Iowa Department of Economic Development (IDED).  IDED provided us with two funding sources and benefits, the VAAPFAP Funding Agreement (the VAAPFAP Agreement) and the EZ Funding Agreement.  Under the VAAPFAP Agreement, we were awarded a $100,000 forgivable loan to be forgiven over 36 months (the Forgivable Loan) and a $300,000 repayable loan (the Repayable Loan).  These loans are non-interest bearing, except in the event of default which gives rise to the obligation to pay default interest.  Both loans are unsecured.

In May 2010, IDED notified us that we were in default under the VAAPFAP Agreement (the Default Notice).  As of June 30, 2010, an aggregate of $265,000 was outstanding.  Specifically, we failed to timely meet the requirements to (a) create/retain 36 full-time equivalent jobs (FTE) with specified wage and benefits per hour, and (b) have total project expenditures of $69,000,000.  Under the VAAPFAP Agreement, such job creation was required by July 31, 2009; under the EZ Funding Agreement, such job creation was required to be completed by July 31, 2010.

As of the required completion date under the VAAPFAP Agreement, our total employment was three FTEs, resulting in a 92% shortfall.  The total project expenditures fell short of the $69,000,000 requirement because the continued idling of the plant meant lower than anticipated expenditures for working capital and job training.  Additionally, we were required to document certain required production levels and these terms were not satisfied.  These failures constituted an event of default under the VAAPFAP Agreement.

The Default Notice advised us that since we were unable to cure these defaults, and because 100% of our job obligations were not fulfilled, full repayment of the Repayable Loan and Forgivable Loan with the shortfall percentage of 6% must be paid.  The Repayable  Loan and Forgivable Loan amounts now due and owing ($165,000 and $100,000, respectively) have been blended together to reflect a total outstanding balance at an effective interest rate of 5.7% which has been amortized over the remaining term of the Repayable Loan with monthly payments through January 1, 2013.  The first payment of $9,170 was due July 1, 2010.

We did not timely make such payment.  The Default Notice advised us that the IDED will refer the unpaid balance to its collection unit.

The primary benefit under the EZ Funding Agreement is investment tax credits to the our members.  The investment tax credits total $5.2 million and are claimed by our members over a five-year period beginning July 1, 2007 in the amount of $1,041,000 each December 31st.  The annual credits were included on members’ Schedule K-1 (Partner’s Share of Income, Deductions, Credits, etc.) for calendar years 2007, 2008 and 2009.  In addition, under the EZ Funding Agreement, we were entitled to receive certain enterprise zone benefits, including value-added property tax exemption and a refund in the amount of $851,214 of Iowa sales and use taxes paid to contractors, subcontractors and suppliers.

Because we failed to meet the job creation requirements by July 31, 2010, the Iowa Department of Revenue and Kossuth County Enterprise Zone Commission have the authority to take action to recover the value of the taxes and incentives provided under the EZ Funding Agreement.  To date, neither the Iowa Department of Revenue nor Kossuth County Enterprise Zone Commission has taken any action to recover these amounts.

As of June 30, 2010, we accrued the sales tax obligation.

Biodiesel Blenders’ Tax Credit

On December 31, 2009, the federal biodiesel blenders’ tax credit expired.  The blenders’ tax credit provides a $1.00 tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum based diesel fuel.  The biodiesel industry has been substantially aided by this federal tax incentive. Because biodiesel has historically been more expensive to produce than diesel fuel, the biodiesel industry has depended on governmental incentives that have effectively brought the price of biodiesel more in line with the price of diesel fuel to the end user.  Although efforts are underway in the U.S. Congress to restore the blenders’ tax credit, it is unclear whether it will be extended, retroactively or otherwise.  Prior to the Turnover Agreement, we viewed the failure by Congress to restore this tax credit could result in our inability to produce and sell biodiesel profitably.

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

As noted, the manufacturer’s price of B100 biodiesel as of July 2010 was near $3.32 per gallon, on average, based on our management’s review of market pricing.  Biodiesel producers also struggle to compete on price in relation to petroleum diesel.  For the same period, the U.S. average retail diesel price was near $2.92 per gallon, according to the Energy Information Administration.

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

We offered potential lenders a first security interest in our inventory and accounts receivable.  However, these efforts to secure working capital were unsuccessful.

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

Farm Credit’s foreclosure proceedings made it very unlikely that we would be able to obtain working capital financing. As a result, we have not been exploring obtaining just working capital financing, but instead have explored obtaining additional investment, including our private placement of convertible debt,  to implement pretreatment, provide operating capital and to restructure our Restated Term Loan Agreement.

On  August 25, 2009, we retained Corval Group, Inc. (Corval), based in St. Paul, Minnesota, which assists companies with operational plans, financial restructuring and new financing.  Corval advised us on the possibility of obtaining additional investment to implement pretreatment and provide operating capital and restructure our Restated Term Loan Agreement.  Also, Corval advised us in connection with our continued exploration of possible strategic alternatives.  On June 2, 2010, we made what we believe is the final payment due to Corval under our agreement.

Private Offering

On January 24, 2010, our Board commenced, with the assistance of Corval, a private offering of  convertible debt to obtain additional capital which we intended to use to:

•	modify our plant to produce biodiesel from a greater variety of feedstocks (pretreatment),
•	obtain working capital,
•	make certain debt service payments, and
•	pay interim operating expenses,

all in an effort to avoid sale of our real estate and Plant in foreclosure and judicial dissolution.

The convertible debt would not be registered under the Securities Act of 1933, as amended (the Securities Act) and would not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  The offering was made to accredited investors, as defined in Regulation D of the Securities Act, including our existing members who qualified.  The offering was for a minimum principal amount of $17,000,000 and a maximum of $27,500,000 of the convertible debt, which upon conversion would have resulted in the issuance of approximately 290,000 to 470,000 additional units.

On April 28, 2010, the Company’s Board of Directors approved an extension of the private offering termination date from April 30, 2010 until June 29, 2010.

On June 29, 2010 the private offering terminated according to its terms because the offering did not meet certain of its conditions to closing, including the required minimum subscription level of $17,000,000.  Given the lack of success we experienced, on  July 1, 2010 the escrow agent returned all deposits received from parties who had executed a subscription agreement.

We planned to use the proceeds from the offering to make plant modifications for pretreatment, as well as for working capital, to service our debt and pay our interim operating expenses.  We have no further prospects for obtaining the financing for these purposes.

Plant Modifications

Our plant as originally constructed is limited to processing only refined/bleached (RB) soy oil into biodiesel; it does not have the ability to process various crude or waste oils and greases including corn oil extracted from ethanol plants, which are high in free fatty acids (FFAs), into biodiesel.  This has limited our ability to produce ASTM biodiesel profitably due to the high values placed on refined/bleached soy oil in the past 18 months. Prior to the turnover of our Encumbered Real and Personal Property, we believed that we needed to make modifications enabling the plant to process multiple feedstocks into biodiesel in order to become a sustainable production facility.

There are a number of technology companies that offer technological solutions that would have enabled us to convert various crude or waste oils and greases, including corn oil, which are commonly referred to in the industry as FFAs, into biodiesel. However, a majority of these companies are either start-up companies with little or no history of operations, or companies that are unable to provide meaningful performance guarantees due to their weak balance sheets and/or construction partners.

Prior to our Application for Dissolution, we intended to work with a construction team consisting of the Weitz Company, BSI Engineering and Crown Iron Works to modify our existing plant to enable it to process a wide variety of feedstocks, including corn oil, into biodiesel, if a sufficient amount was subscribed under our debt offering. We expected that this team would have enabled us to modify the plant with minimal technology risk.  No agreements with any of these parties for construction of the plant modifications were completed.

Our ability to process alternative feedstocks and establish reliable supplies of these materials was critical to our future.  With the assistance of Corval, we were focused on establishing supply agreements with multiple sources of alternative feedstocks, including animal fat suppliers and ethanol producers, that are or will be extracting crude corn oil as part of their production process, as well as with brokers and marketers representing producers of these materials.  Our approach was designed to offer financial motivation as well as a reliable outlet for crude fats and oils provided by these suppliers over a defined period of time.

We intended to retain the services of Superior Feed, LLC (Superior), as a feedstock broker to assist in procuring and financing our feedstocks and marketing some of the byproducts we produce, such as glycerin and concentrated FFAs, if a sufficient amount was subscribed under our convertible debt offering. Superior is a North American oils and fats broker located in Waconia, Minnesota. Superior currently markets oils and fats, specifically the feedstocks we expect to procure, into multiple animal feed markets and to multiple biodiesel plants, including REG’s Iowa biodiesel plants.  Given our Application for Dissolution, we are no longer pursuing oil supply.

On April 7, 2010, we signed an agreement with Mansfield Oil Company (Mansfield), based in Bloomington, MN, to market our fuel if we return to operation.  Mansfield gave us the ability to manage and forecast our costs and margins and its access to a nationwide market consisting of refiners and blenders in every region of the country. We had confidence in Mansfield’s ability to secure the best customers for our product.  Given our Application for Dissolution, we are no longer pursuing our agreement with Mansfield.

Dispute with REG

On December 31, 2009, we notified Renewable Energy Group, Inc. (REG) of our termination of the 2006 Management and Operational Services Agreement, as amended (the Management Agreement) with REG effective December 31, 2010.

In addition to the services of Superior and Mansfield, we expected that we would be able to find replacements for the other services REG had provided us on terms at least as favorable as those existing under the Management Agreement.

On January 11, 2010, we received a response from REG disputing the validity of the termination notice. REG contends that the Management Agreement could be terminated until a period of 3 years after our initial production commences, which, based on REG’s interpretation, had not yet occurred.

On July 30, 2010, REG Services Group, LLC, as successor in interest to REG, notified us that REG had terminated the Management Agreement effective immediately.  REG asserted in its notice that we are unable to pay our debts as they mature, giving rise to REG’s right under the Management Agreement to terminate it immediately.

Given our Application for Dissolution, at this point we are no longer pursuing finalizing supply agreements with ethanol facilities and have ceased all efforts to proceed with the plant modifications discussed above, including activity under our agreements with Superior and Mansfield.

Distributions to Unit Holders

From our inception through June 30, 2010, our board of directors has not declared any dividends.  Nor do we expect there will be any dividend paid to our members in connection with our dissolution.

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

Although we believe our derivative positions are economic hedges, none have been designated as hedges for accounting purposes. Therefore, derivative positions are recorded on our balance sheet at their fair market value, with changes in fair value recognized in the statements of operations. Due to the continued shut down of our plant, we have not had any open positions since 2008. We recognized a net loss of $843,696 during the period from inception to June 30, 2010.

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

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings.

As noted above, on April 29, 2010, a Decree of Foreclosure was entered against us by the Iowa District Court for Kossuth County, Iowa.

Turnover Agreement

On July 29, 2010 we and Farm Credit entered into the Turnover Agreement under which we voluntarily turned over possession of the Encumbered Real and Personal Property to Farm Credit on July 30, 2010.  Also, the Turnover Agreement provides that the Sheriff’s Levy and Sale of our Encumbered Real and Personal Property will occur on September 7, 2010.  For a description of the additional terms of the Turnover Agreement, see Part I, Item 2, “Turnover Agreement,” above.

On August 4, 2010, the Court entered the First Amended Decree in connection with Farm Credit's foreclosure proceedings against our Encumbered Real and Personal Property.  The First Amended Decree was intended to reflect the agreements reached between us and Farm Credit under the Turnover Agreement.

On August 17, 2010, the Court entered the Second Amended Decree which conforms the First Amended Decree to the Turnover Agreement.  The Second Amended Decree reflects our waiver of our redemption rights and Farm Credit’s waiver of its rights to seek a deficiency judgment and amends the amount of the judgment against us to an amount of $24,243,889, together with accrued interest as of February 15, 2010 in the amount of $1,238,743 for a total of $25,482,632.  Also, the Second Amended Decree corrects the accrual of interest under our Restated Term Loan Agreement to the amount of $5,141 per diem.

We are now permanently shut-down and we expect our Encumbered Real and Personal Property will be sold at foreclosure on September 7, 2010 at a Sheriff’s Sale with no right of redemption, and only limited rights of first refusal described above.  We do not anticipate being able to have the funds sufficient to exercise these limited rights of first refusal to reacquire our Encumbered Real and Personal Property.  We do not expect there will be any monies or assets available to distribute to our members as part of the winding up of our affairs and liquidating and distributing our assets under the LLC Act.

Application for Dissolution

On August 3, 2010, Kenneth M. Clark, a member and our President, applied to the Iowa District Court for Scott County for a Decree of Judicial Dissolution of our Company as permitted under the LLC Act.  Mr. Clark’s Application for Dissolution stated that given the pending foreclosure proceedings against our Encumbered Real and Personal Property, it is not reasonably practicable to continue to carry on the Company’s business.  Further, the Application for Dissolution stated that the Company is in no financial position to pay Farm Credit’s judgment, redeem the property from foreclosure or to otherwise reorganize and carry on its business affairs.

Our Board of Directors authorized the filing of the Application for Dissolution and determined that, under the Company’s circumstances, it was appropriate to seek judicial dissolution of the Company and to wind up its affairs.  The Board of Directors designated Chris L. Daniel, our Chief Executive

Officer, to act as Liquidator in accordance with the Company’s First Amended and Restated Operating Agreement, to proceed with winding up our affairs and liquidating our assets and distributing our assets under the LLC Act.

Item 1A.        Risk Factors. In addition to the risks affecting us discussed below and “Forward-Looking Statements” above, please refer to the other risks affecting us described in our Annual Report on Form 10-K for the year ended September 30, 2009, filed with the U.S. Securities and Exchange Commission.

We are uncertain about our ability to fund and timely complete our Judicial Dissolution.  Under Iowa law, upon application by or for a member, the Iowa District Court for Scott County may decree judicial dissolution of East Fork if the court determines that it is not reasonably practicable to carry on our business in conformity with our Articles of Organization or our Second Amended and Restated Operating Agreement.  We cannot predict with any certainty:

•	our ability to collect our remaining assets;
•	our ability to fund the winding up of our affairs, liquidating our assets and distributing our assets under the LLC Act;
•	our expectation that there will not be any monies or assets available to distribute to our members as part of the winding up of our affairs under the LLC Act; and
•
our ability to obtain court approval of motions with respect to our Application for Dissolution prosecuted by us from time to time and obtain a Decree of Dissolution and file Articles of Dissolution with the Secretary of State of the State of Iowa under the LLC Act.

No assurance can be given as to the amounts, if any, that ultimately will be distributed with respect to our liabilities to creditors. Accordingly, we urge that the appropriate caution be exercised with respect to existing and future investments in any of these liabilities.

We do not anticipate being able to raise the money to exercise our limited rights of first refusal to reacquire our Encumbered Real and Personal Property under the terms of the Turnover Agreement, or even if we obtain such funds, having sufficient working capital to operate our Plant.  We are now permanently shut-down and we expect our Encumbered Real and Personal Property will be sold at foreclosure on September 7, 2010 at a Sheriff’s Sale with no right of redemption, and only limited rights of first refusal.  We do not anticipate obtaining sufficient funds to exercise these limited rights of first refusal to reacquire our Encumbered Real and Personal Property.

We expect our members to lose all of their investment in the Company.  Completion of judicial dissolution will cause us to cease operations completely, following the completion of the foreclosure proceedings according to the terms of the Turnover Agreement.  These events will cause our members to lose all of their investment in the Company.

We do not expect there will be any monies or assets available to distribute to our members as part of the winding up of our affairs and liquidating and distributing our assets under the LLC Act.  At the time of winding up our affairs and liquidating and distributing our assets, we expect our available cash, if any, will be considerably less than the amounts we owe our creditors.  As a result, we do not expect there will be any monies or assets available to distribute to our members as part of the winding up of our affairs under the LLC Act.

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

On May 27, 2009, we were notified by CoBank that it had imposed, effective May 21, 2009, a default rate of interest, being 4% in excess of the rate(s) of interest that would otherwise apply, from time to time, on the $24,500,000 loan balance, as permitted by the Restated Term Loan Agreement.  Prior to CoBank’s declaration of default, interest on $24,000,000 of the loan balance accrued at an annual fixed rate equal to LIBOR at the date selected, plus 3.25%, and interest on the remaining $500,000 of the loan balance accrued at a variable interest rate equal to the rate established by CoBank, plus three-quarters of one percent (0.75%) per annum. As of June 30, 2010, $24,000,000 of the borrowings were at the LIBOR option of 7.625% and $243,889 of the borrowings were at the Agent Base Rate option of 8.50%.

As of June 30, 2010, $24,243,889 was outstanding under the Restated Term Loan Agreement.

On August 4, 2010, the Court entered the First Amended Decree in connection with Farm Credit's foreclosure proceedings against our Encumbered Real and Personal Property.  The First Amended Decree was intended to reflect the agreements reached between us and Farm Credit under the Turnover Agreement.  On August 17, 2010, the Court entered the Second Amended Decree which conforms the First Amended Decree to the Turnover Agreement.  The Second Amended Decree reflects our waiver of our redemption rights and Farm Credit’s waiver of its rights to seek a deficiency judgment and amends the amount of the judgment against us to an amount of $24,243,889, together with accrued interest as of February 15, 2010 in the amount of $1,238,743 for a total of $25,482,632.  Also, the Second Amended Decree corrects the accrual of interest under our Restated Term Loan Agreement to the amount of $5,141 per diem.  See also Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1 “Legal Proceedings,” above.

Item 5.           Other Information.

On August 6, 2010, Northern declared us in default under the Natural Gas Agreement due to our failure to pay for services for March 2010 thru June 2010 and accelerated the total amount due under the Natural Gas Agreement in the amount of $2,305,631.  Northern then terminated the escrow account and applied the balance of $484,919 to the accelerated obligation.  During the quarter ended June 30, 2010, a loss on the Natural Gas Agreement of $2,305,631 was recorded and the remaining balance of the escrow account in the amount of $484,919 was applied to this obligation.  On August 13, 2010, Northern provided us with notice that we have until September 2, 2010 to remedy our default by paying Northern $1,820,712 and if this amount is not paid by such date our gas service will be terminated effective September 12, 2010.  Also, Northern required that we provide a $1,500 deposit by August 20, 2010 to avoid suspension of service.  See  Part I, Item 2, “Default under Natural Gas Agreement.”

As noted above, on July 29, 2010 we and Farm Credit entered into the Turnover Agreement under which we voluntarily turned over possession of the Encumbered Real and Personal Property to Farm Credit on July 30, 2010. Under the Turnover Agreement, Farm Credit agreed to be solely responsible for the care, safekeeping, utilities, insurance and maintenance of the Encumbered Real and Personal Property.  Therefore, we have not provided the $1,500 deposit.

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

EAST FORK BIODIESEL, LLC
Date: August 23, 2010	By:
Chris L. Daniel
	Its:	Chief Executive Officer